Form 10KSB
period 2007-04-30
Snowdon Resources CORP
filed 2007-09-14
CIK 1365554

=========================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-134943

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [  ]   No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [  ]

=========================================================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year April 30, 2007: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2007: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of

September 5, 2007: 10,000,000 shares.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is adequate to carry out our business plan and that there will be adequate capital. Since our common stock is considered a “penny stock” company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

     We were incorporated on March 1, 2006. Our administrative office is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2 and our telephone number is (604) 606-7979 and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89544. Our fiscal year end is April 30. Our mailing address is 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2.

     We are an exploration stage mining company. We have no ore bodies. We intend to prospect for uranium on our one property which contains five claims. We acquired the five claims on April 1, 2006 from Maggie-May Minerals, Inc. Maggie-May Minerals, Inc. is not affiliated with us.

Claims

     The following is a list of the claims which we own as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim number, name of claims, date of location and date of expiration for claim. All claims are located in Gila County, Arizona.

AMC #	Claim Name	Date of Location	Date of Expiration

370254	CR # 1	November 26, 2005	September 1, 2008
370255	CR # 2	November 26, 2005	September 1, 2008
370256	CR # 4	November 26, 2005	September 1, 2008
370257	CR # 8	November 26, 2005	September 1, 2008
370258	CR # 10	November 26, 2005	September 1, 2008

     Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 100 acres.

     In order to keep claims in good standing, a claim maintenance fee in the amount of US$125.00 per claim must be paid by us to the BLM each year on or before September 1. This per claim maintenance fee is due no later than September 1, 2008. There is no grace period for fee payment. We will not cause the claims to expire as a result of not paying the required maintenance fees, provided that mineralized material is found. In the event that our exploration program does not locate mineralization of interest, we will allow claims to expire and cease operations.

     The property was as selected based on research of documented occurrences of uranium mineralization in Arizona and because mineralization has been located on other properties nearby, which are underlain by the same lithology. At the adjacent Promontory Butte deposit, important host rocks for radioactive material include siltstones and conglomerates containing abundant carbonaceous material, representing mostly fossilized plants, is thought to have deposited along ancient stream channels. We do not claim to have an ore body. No mineralized material has been discovered on our property. We have not conducted any tests on our property.

Location and Access

     The property is located east of the town of Payson, Arizona, and roughly 8 miles west of the small community of Forest Lakes. The property can be accessed from Payson by proceeding east northeast approximately 30 miles on Highway 260 to Colcord Road. About ½ to 1 mile east on Colcord Road, several dirt tracks proceed north about 1,500 feet to the claim block. Elevations range on the property from about 6,200 to 6,450 feet. Terrain is moderate south facing slops, and mostly covered with pine. The property is typically snow free from May to December, providing for a 7 month exploration work season.

MAP 1

MAP 2

Property Geology

     Mineralization on the property is hosted within a horizontal sequence of sandstones, shale and carbonates exposed in the escarpment formed by the Mogollon Rim, which defines the southern most exposure of the Colorado Plateau. Formations thought to underlie the project area include the Devonian-Carboniferous-Age Supai sandstone and shale which is in turn underlain by Devonian- Age carboniferous limestone and shale. Outcrop is best exposed along the flanks of drainages. Some areas are obscured by a thin veneer of colluvium.

Mineralization

     The type of uranium mineralization causing radiometric anomalies on the property has not been determined. Pitchblende, occurring in concentrated layers and disseminations in the siltstones, sandstones and conglomerates, is thought to be the main uranium bearing mineral present. Accessory minerals may include pyrite and oxides copper. To date, the lithologic unit and extent of mineralization producing anomalous radioactivity in the project area remains poorly understood. The setting is favorable for ancient stream channels hosting carbonaceous material; however, no data exists to suggest mineralization is economic.

History of Previous Work

     To date, the only evidence to indicate previous work includes shallow prospects and cuts. Several roads and clearings may have been part of exploratory drilling efforts, however this has not been confirmed. Available literature does indicate that anomalous radioactivity was recognized in the immediate vicinity during the course of regional stream sediment surveys and airborne radiometric work conducted by the Atomic Energy Commission and/or Department of Energy, in the time period between the 1950 to late 1970. A thorough study of all references related to the CR property has not been attempted.

Our Proposed Exploration Program

     We will be prospecting for uranium with the goal of identifying mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     We intend to employ a systematic exploration program utilizing surface geochemistry, radiometric surveys and geologic mapping is proposed. Any anomalies of interest may be further investigated by trenching. Targets identified, and considered significant enough to further explore, would be tested by an appropriate spaced drilling program.

     At present, our property should be considered undeveloped raw land. Work to date has only included the staking of five contiguous lode claims and the required filing with both county and federal agencies. Maintenance fees due to the BLM for claims held, will be due on or before September 1, 2008, and amount to US $625.

     The following is our plan and milestones for exploration:

Phase 1

1.

A crew of four men will establish a survey grid over the claim group. This survey will consist of a baseline running east-west for a distance of 4,500 feet with cross-lines marked by wooden pickets every 100 feet. The north-south cross-lines will be run 600 feet north and 600 feet south and marked with pickets every 50 feet. The cost is $35,200. The time involved is 22 days.

2.

A Geologist will map the rock structures of the property using the above-mentioned grid for survey controls. If the geological mapping indicates that the area is favorable for uranium deposition stage, then 3, 4 and 5 will be undertaken. The cost is $5,000. The time involved is 10 days.

3.	A three man crew will take soil samples using the grid for control and these samples will be analyzed for uranium at a laboratory. The cost is $10,000. The time involved is 5 days.

4.	A radiometric survey will be carried out over the grid to determine if radioactivity is indicated at surface. These results will be plotted for correlation with the other surveys. The cost is $5,000.

The time involved is 5 days.

5.	A magnetometer survey will be carried out over the grid area in an effort to outline any change in magnetism in the underlying rocks. The cost is $5,000. The time involved is 5 days.

6.

A radon gas survey will be carried out to measure any radioactive gas that may be coming up from the underlying sediments, which would indicate uranium at depth. The cost is $14,250. The time involved is 5 days.

Phase 2

1.

If the Phase 1 is successful, a Phase 2 reverse circulation drilling program will be initiated. This program will consist of 28 vertical holes drilled to a depth of 300 feet using the grid for control.

The cost is $146,250. The time involved is 14 days.

2.	The holes will be surveyed for radon gas as well as probed with a scintillometer to measure for radiation. The cost is $5,000. The time involved is 10 days.

3.

Upon completion of phase 1 & 2 the results will be plotted and the uranium potential of the claim group will be studied before any further work is carried out. The cost is $5,000. The time involved is 10 days.

Uranium in General

Background

     The primary use of uranium oxide (“U3O8” or “uranium”) is as a fuel for nuclear power generation. The market for uranium has historically been prone to extreme high and low commodity prices. Commercial demand for uranium began to grow dramatically in the early 1970s as significant numbers of new orders were made for nuclear reactors, but at that time, uranium prices were severely depressed. In January 1973, the price for uranium was US$5.95 per pound (US$13.12 per kilogram). Uranium production began to exceed demand in anticipation of projected reactor construction at that time. The spot uranium price increased significantly and the price reached a peak of nearly US$43.40 per pound (US$95.68 per kilogram) in June 1978. However, the financial impact of retrofitting reactors under construction, the need for approved and anticipated new reactors to meet new environmental regulations, and public fears concerning the Three Mile Island, Pennsylvania event in 1979, resulted in many planned and ordered reactors being cancelled throughout the world. Although the demand for uranium continued to grow in France and Japan, the level of demand did not reach the levels originally predicted and by 1984, a surplus inventory of uranium existed.

Demand for Uranium

     U3O8 is the primary material fabricated into fuel for nuclear power plants worldwide. Through the process of nuclear fission, the uranium isotope U235 undergoes a nuclear reaction where its nucleus is split into smaller particles. The reaction releases a significant amount of heat which may be used for electricity generation. Minor amounts of uranium are also used as a feedstock for over 200 private nuclear reactors operated for research purposes and for production of isotopes for medical and industrial end uses.

     The demand for U3O8 is directly linked to electrical generation by nuclear power plants. Annual fuel consumption by western nations has increased from approximately 73 million pounds of U3O8 in 1980 to approximately 160 million pounds of U3O8 in 2005. The cost structure of nuclear power generation, which has higher capital costs and lower fuel costs than most other forms of power generation, requires nuclear plants to be kept operating at high capacities in order to achieve optimal economics. As a result, nuclear generation provides baseload electrical power making the demand for uranium fuel more predictable than most other fuels. Demand forecasts for uranium depend largely on forecasts of installed and operable nuclear power generation capacity, regardless of economic fluctuations or the demand for other forms of power.

     World net electricity consumption is expected to nearly double over the next two decades, according to the United States Energy Information Administration’s International Energy Outlook 2004 reference case forecast. Total demand for electricity is projected to increase on average by 2.3% per year from 13,290 billion kilowatt hours in 2001 to 23,072 billion kilowatt hours in 2025. This projection assumes that developing countries in Asia, including China and India, will continue their current economic expansion with overall gross domestic product (“GDP”) growth of 5% annually over the period. The rate of economic growth of China and India is approximately 2% greater than the average global GDP growth rate. The energy demand accompanying economic growth in Asia is expected to double over the next two decades and account for 40% of the total increase in projected world energy consumption over that period.

     The World Nuclear Association (the “WNA”) reported that worldwide uranium fuel consumption attributed to fuel reactors in 2004 was 173 million pounds. The 2003 Nuclear Energy Agency/Organization for Economic Cooperation and Development Red Book projects that demand will increase to between 191 and 224 million pounds of U3O8 by 2020, representing an annual growth rate of between 0.6% and 1.7% .

     According to the WNA, as of August 2005, there were a total of 440 operable commercial nuclear power plants globally with an aggregate installed generating capacity of 367,684 megawatts requiring 178 million pounds of U3O8 per year. These commercial nuclear plants are currently supplying approximately 16% of the world’s power requirements. Worldwide, an additional 23 commercial nuclear power plants, representing 17,431 megawatts of electricity, are under construction. Finland, France, Russia, China, India, Pakistan and Japan have plans to build new reactors, in addition to those now under construction. New construction is currently centered in Asia. In China, nine operating reactors account for approximately 1% of all power generation in that country. China currently has two reactors under construction and it has been reported that it is planning to build another eight reactors in the near future.

     Significant increases in the cost of producing electricity due to escalating oil, coal, and natural gas prices, as well as global warming concerns are increasing international interest in nuclear power and bringing demand for uranium to new levels. The need for security of supply and protection against the rapidly rising cost of energy is also one of the arguments being made by advocates in favor of using nuclear power.

     Countries which have turned away from nuclear power in the past, such as Italy and Turkey, are now re-considering the nuclear option. Other countries such as Sweden and Belgium are reviewing earlier decisions to phase out nuclear power plants. The Labour Party in the United Kingdom, under Prime Minister Tony Blair, as recently as July 2005, has made public comments indicating the real possibility of launching new nuclear power programs.

     In the United States, which is the largest producer of nuclear power in the world, the nuclear industry is extremely active. US reactors have improved operating efficiencies to greater than 90%. Thirty-three reactors have been granted 20-year license extensions by the Nuclear Regulatory Commission since 2000. License extension applications have been filed for an additional 16 reactors, and 25 more reactors are expected to file for license extensions within the next six years. NuStart Energy Development, LLC, a consortium of eight companies including utilities and design groups, is participating in a 50-50 cost sharing program that is part of the United States Department of Energy’s Nuclear Power 2010 initiative, a program designed to commence construction of a new nuclear plant in the US by that date.

     On August 8, 2005, President George W. Bush signed into law The Energy Policy Act of 2005 (the “Energy Act”), which incorporates a wide range of measures that support today’s operating nuclear plants and provide important incentives to build new nuclear plants, including:

*	production tax credits, loan guarantees and risk protection for companies pursuing the first new reactors;

*	an extension of the Price-Anderson Act, an insurance framework for protecting the public in the event of a nuclear incident; and

*	authorization of funding for nuclear energy research and development, as well as funding to build an advanced hydrogen cogeneration reactor in the State of Idaho.

     We believe that the Energy Act is a positive step taken by President George W. Bush to reach the goal of generating sufficient quantities of electricity to meet growing demand, but without emitting pollutants or greenhouse gases.

Supply of Uranium

     Uranium production has fallen below reactor demands and consumption for almost 20 years. In October 2004, the WNA announced that current production from uranium mines was only providing 55% of the world’s demand. Nuclear utilities around the world consumed approximately 173 million pounds of uranium in 2004, while world mine production was only 105 million pounds.

     Since 1985, the world uranium industry has experienced continued consolidation and reduction due to a market oversupplied with government and utility inventories. Utility deregulation during this period motivated nuclear utilities to consume or dispose of large inventories that had been built up during the 1970s. National governments, recognizing the commercial nature of nuclear electrical generation, made decisions to dispose of strategic stockpiles of uranium. As the economic polices of the former Soviet Union began changing in the late 1980s, large quantities of uranium that had been mined during the Cold War began flowing into the world market. In February 1993, the US and Russia entered into an agreement (the “HEU Agreement”) to manage the disposition of highly enriched uranium (“HEU”) derived from the dismantlement of Russian nuclear warheads. Under the HEU Agreement, over a term of 20 years, weapons-derived HEU was to be diluted in Russia and delivered into the US as low enriched uranium (“Disarmament Uranium”), suitable for use in nuclear power plants. Disarmament Uranium scheduled for delivery during this period represented approximately 400 million pounds of natural uranium as U3O8. These alternate sources of supply overwhelmed the market, keeping prices well below most producers’ costs.

     The shortfall in supply over the past two decades has been met by above-ground material derived from previously-mined uranium, including (i) highly-enriched fissionable material from nuclear weapons blended with low enriched uranium, which supplies approximately 11% of world demand; (ii) reprocessed uranium and plutonium derived from used reactor fuel; (iii) depleted uranium enrichment tails, which are re-enriched and added to the fuel mix used by some utilities in Europe and which supply approximately 6% to 8% of world demand; and (iv) excess inventories held by utilities, producers, other fuel cycle participants, and governments. According to The Nuclear Review, excess inventories are now estimated to be less than 100 million pounds. Inventories have been drawn down, on average, by 35 to 40 million pounds annually over the last decade. If mine production continues at current volumes, the current excess inventory is expected to cover the production shortfall for three years or less.

     In March 1999, Cameco Corporation (“Cameco”), COGEMA Mining, Inc. and RWE NUKEM, Inc. (collectively, the “Western Companies”) and Techsnabexport (“Tenex”) entered into an agreement (the “HEU Feed Agreement”) that provided for the sale and disposition of Disarmament Uranium. Tenex, the Russian agent, modified the HEU Feed Agreement with the Western Companies in 2004 allowing it to retain approximately seven million pounds of uranium per year for its own needs commencing in 2008. The Western Companies had previously assumed that such amount of uranium would be available to them. Russia provides fuel to Russian-designed reactors around the world, which require twice as much U3O8 as Russia produces. In addition, Russia is proceeding with an ambitious domestic nuclear expansion program which will make this shortfall in U3O8 supply even more pronounced. Furthermore, Russia has indicated that it may not renew the HEU Feed Agreement when it expires in 2013.

     Historically, the abundance of above-ground materials not only caused existing higher-cost suppliers to be driven out of business, but new mines were also discouraged from starting and exploration was neglected. Currently, the absence of new production sources and depletion of uranium stockpiles has raised concerns about a looming shortage of uranium. Management of High Plains believes that over the next 10 years there will be a shortfall of uranium of as much as 90 million pounds per year. In the event that Russia does not renew the HEU Feed Agreement and world consumption of uranium continues to increase, new sources of uranium must be found. World mine production needs to expand significantly after 2005 to meet current and estimated future consumption.

     Critical considerations in evaluating the potential for new supplies are lead times and capital costs required to obtain permits and develop new uranium production. The lead time for most new production facilities from discovery to production has historically been approximately 10 to 20 years due to environmental challenges and the technical difficulties inherent in uranium mining. Higher prices for uranium are expected to induce new capacity and projects previously deferred will be reviewed. This process will be underpinned by new investment in the segment. Uranium mine production must increase to meet future demand. We believe that the shorter lead time for developing and obtaining permits for their ISL properties in the US creates a competitive advantage for us.

Supply Deficit

     The uranium supply deficit has been caused by an oversupply of cheap uranium inventories that have taken 20 years to consume. The depressed prices resulted in the development of a limited number of deposits around the world and uranium exploration effectively ceased. Although exploration has increased recently with the rise in uranium demand and pricing, the discovery of uranium deposits, approval by applicable regulatory authorities, and progression to production can take an exploration company at least four years to achieve and in most cases, a decade or longer.

     Each year since 1989, the consumption of uranium has exceeded primary production by a substantial margin. In 2004, global demand for uranium was approximately 173 million pounds while global production was 105 million pounds. The supply shortage of approximately 70 million pounds has been accommodated by sales from existing inventories, former stockpiles stored in Russia and recycling programs. Uranium held in inventories is being drawn down by 35 to 40 million pounds per year and The Nuclear Review publication estimates that global excess inventories are less than 100 million pounds.

     In summary, the uranium market will face a growing supply deficit until new mines produce sufficient quantities of uranium to meet the growing demand from the increasing number of operating reactors. Recent decreases in inventory levels, the recognition by Russia of its own internal need for uranium supply (which has resulted in Russia becoming a net importer of uranium), and the construction of approximately 40 new commercial reactors over the next 10 to 15 years will exacerbate this shortfall.

Uranium Producers

     The uranium production industry is highly concentrated with a small number of companies operating in relatively few countries. According to the WNA, in 2004, four major uranium producers accounted for approximately 67% of uranium production in the world. The top 10 uranium producing companies control 88% of world uranium production. State-owned firms in Russia, Kazakhstan, Uzbekistan and Ukraine accounted for 23% of the world’s uranium production. The Canadian uranium industry has been the leading supplier of uranium in recent years with production of 30.2 million pounds U3O8 in 2004, representing nearly 30% of world production.

Entity Share of World 2004
Uranium Production
Cameco Corporation	19.9%
Areva (COGEMA)	19.6%
Rio Tinto	18.7%
WMC Resources Ltd.	9.0%
TOTAL	67.2%

     Production of uranium in the US has declined to approximately 2.3 million pounds in 2004 from 43.7 million pounds in 1980, while US demand for uranium is currently over 55 million pounds. This demand and supply imbalance is significant and President George W. Bush has recently stated publicly that energy supply including uranium is a key strategic issue for the US.

     Our principal competitors are uranium exploration and pre-production companies, including: Energy Metals Corp., Strathmore Minerals Corp., Uranium Resources, Inc., Everest Exploration, Inc., Rio Grande Resources Corporation and Cotter Corporation who are also active in securing uranium property interests throughout the United States. We believe that our focused geographic strategy and experienced team position us well among these competitors.

Pricing of Uranium

     The vast majority of uranium is sold by producers under long-term contracts, hence the spot market for uranium is limited. There is no publicly quoted futures market for uranium. Term contracts typically provide for deliveries to begin one to three years after execution and generally run for several years. Market participants rely on multiple published price opinions based on historical data and market sentiment. Contract uranium prices are established by a number of methods, including base price levels adjusted by inflation indices, reference prices (multiple published spot price opinions as well as long-term reference prices) and annual price negotiations. Many contracts also contain minimum and maximum prices and other negotiated adjustments which effect the price ultimately paid. Prices under uranium supply contracts are usually confidential.

     Utilities also acquire uranium by way of spot and near-term purchases from producers and traders. Spot market purchases usually have delivery dates within one year of the purchase. Traders generally source their uranium from organizations holding excess inventory including utilities, producers and governments. We estimate that the spot market volume in 2004 was about 20 million pounds, which was consistent with the volume over the last eight or nine years and represented approximately 12% of demand.

     The spot price of U3O8 currently lags the long-term price by approximately US$1.00 to US$2.00 per pound. This difference reflects the increased premium to secure a long-term supply in a tightening market. We believe that this gap between long-term and short-term prices may put additional upward pressure on the spot price to the extent that material potentially available for spot sales is diverted to the long-term market.

The Uranium Production Process

     Uranium ore is mined in one of the three ways depending on the characteristics of the deposit. First, uranium deposits close to the surface can be recovered using an open pit mining method. Second, higher-grade, deeper deposits can be mined using conventional underground mining methods. Third, if ground conditions are appropriate, ISL can be used. ISL tends to be a lower cost mining method for deeper or lower grade deposits. We expect to recover uranium by ISL. ISL can partially offset the effect of lower grade deposits and we are of the view that generally, in the US it is easier and faster to obtain a permit to engage in ISL mining than to use conventional mining methods.

The ISL Process

     In the case of ISL mining technology, an oxygen-rich leaching solution is injected through wells drilled into the deposit. The solution changes the pH level of the groundwater to mildly alkaline in a uranium-bearing aquifer and with added oxygen, creates an environment in which the uranium dissolves. The groundwater is then pumped to the surface and treated to recover the uranium. After the uranium has been extracted, the groundwater is pumped back into the aquifer. ISL mining technology was developed for uranium approximately 35 years ago and accounted for approximately 21% of the world’s uranium production in 2004 and accounts for approximately 85% of all uranium recovered in the US (see Table I). The principal advantages of the ISL mining process over open pit and conventional underground mining processes include safer operations, low capital and operating costs, and minimal environmental impact. The ISL mining technology minimizes disturbance of the land’s surface as there are no open pit excavations or underground shafts, and the ore body is not exposed to employees or the atmosphere. Additionally, ISL mining technology does not produce large volumes of waste and tailings. All operator activity occurs on the surface with little dust generation as the processing plant does not require crushing or grinding facilities. On completion of uranium recovery, wells can be plugged from top to bottom with concrete and capped, process facilities removed and the land surface rehabilitated with little or no evidence of uranium recovery activities.

     ISL mining technology is typically carried out where the uranium mineralization is located in unconsolidated sands, sandstone or permeable rocks situated between impermeable strata and below the water table in an ore zone chemically suited for leaching. Countries with suitable deposits currently being mined using ISL include the United States, Australia, Kazakhstan and Uzbekistan. In the United States, ISL is considered to be the most cost effective and environmentally acceptable method of mining. Other advantages of ISL mining technology include fewer regulatory requirements in obtaining a mining permit and significantly lower capital and reclamation costs compared to traditional mining methods.

     In the US, the most active areas with potential for near-term production growth are those with ISL targets located throughout the western United States and Texas. There are currently producing ISL and conventional mines in Wyoming and Texas operated by other companies, thus a regulatory regime for uranium ISL mining in these jurisdictions has already been developed.

The Nuclear Fuel Cycle

     The nuclear fuel cycle begins with uranium’s transformation from ore in the ground into nuclear fuel and ultimately ends with the disposal of waste products from the reactor. After initial extraction from the deposit, the uranium ore is transported to a mill for processing. The first step in milling is to crush the ore and treat it with acid to separate the uranium metal from rock. The net result of leaching is an 80-90% U3O8 concentrate, also known as “yellowcake”. U3O8 is the uranium product sold on the market. Following milling, the U3O8 is converted to uranium hexafluoride (“UF6”) and then enriched by heating it above 56 degrees Celsius to create a gas, in which the uranium attains a workable form. Enriched UF6 is then converted to uranium dioxide (“UO2”) powder and formed into pellets, which are encased in thin metal tubes to form fuel rods. The fuel rods are grouped into fuel assemblies, which form the core of the reactor. Inside the reactor, uranium isotope U235 fissions, or splits, produce a massive amount of heat that is used to generate steam that drives turbines and creates electricity. A 1,000 megawatt reactor needs about 75 tons of low-enriched uranium to produce approximately seven billion kilowatt hours of electricity each year.

     Once the fuel is consumed, it is removed from the reactor and stored on-site for a number of years while its radioactivity and heat subside. After a period of storage, the highly radioactive residue produced can be separated and packaged for either chemical reprocessing to recover any residual uranium or by-product plutonium, which are useful sources of energy, or stored without chemical treatment for up to 50 years to allow the radioactivity to diminish. Depending on the design of the disposal facility, the spent fuel may be recovered again or will be encapsulated in sturdy, leach-resistant containers and permanently placed deep underground, where it originated, thus completing the cycle.

Government Regulation

     Our mineral exploration program is subject to the regulations of the Bureau of Land Management.

     The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

     The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by September 1 of each year. We have paid this fee through September 1, 2008. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders made qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets forth the BLM fee schedule:

Fee Schedule* (per claim)
Location Fee	$30
Maintenance Fee.	$125
Service Charges	$10
Transfer Fee	$5
Proof of Labor	$5
Notice of Intent to Hold	$5
Transfer of Interest	$5
Amendment	$5
Petition for Deferment of Assessment Work	$25
Notice of Intent to Locate on Stock Raising Homestead land	$25
* Fee schedule reflects increases of July 2004 and July 2005.

     The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

     1.   Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

     2.   Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

     3.   Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

     Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

     If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

     Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

     The Arizona law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Arizona trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Arizona and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Arizona is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area.

Employees and Employment Agreements

     At present, we have no full-time employees. Our officers and directors are part-time employees and each will devote about 10 hours or 25% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Risk Factors

     Risks associated with Snowdon Resources Corporation:

     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations, in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such, we may have to cease operations and you could lose your investment.

     2. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost, which would result in a loss of your investment.

     3. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on March 1, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $(43,120). The loss was a result of the payment of fees for our claims, incorporation, legal and accounting services. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate a profitable mineral property

*	our ability to generate revenues

*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     4. We have no history of mineral production or mining operations.

     We have never had uranium producing properties. There is no assurance that commercial quantities of uranium will be discovered, nor is there any assurance that our exploration program thereon will yield positive results. Even if commercial quantities of uranium are discovered, there can be no assurance that any of our properties will ever be brought to a stage where uranium resources can profitably be produced. Factors which may limit our ability to produce uranium resources from our properties include, but are not limited to, the spot price of uranium, availability of additional capital and financing and the nature of any mineral deposits. We do not have a history of mining operations and there is no assurance that we will produce revenue, operate profitably or provide a return on investment in the future.

     5. We may have to deviate from our plan of operation, however, if you we do, we will not return any funds to you.

     Mining exploration is speculative and chancy. If we are not successful in locating mineralized material, we will have to cease operations or seek another exploration project. Whatever the outcome of our current exploration program, our officers and directors are entrusted with our management for the benefit of our stockholders. As such our management is bound to act in the best interests of our shareholders. If it is in the best interests of our shareholders to modify a proposed exploration program, expand operations into new areas, or entirely change our business operations, it must and will be done. If we deviate from our plan of operation, we will not return any funds to you.

     6. We rely on our management team, outside contractors, experts and other advisors and the loss of any of them, if they cannot be replaced, could have a material adverse effect on our business and financial performance.

     The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our small senior management team, as well as outside contractors, experts and other advisors. In making an investment in our securities, you must be willing to rely to a significant extent on management’s discretion and judgment, as well as the expertise and competence of outside contractors, experts and other advisors that we hire to advise us. The loss of one or more member of senior management, key employees or contractors, if not replaced, could materially adversely affect our operations and financial performance.

     7. Because we are small and do not have any ore reserves or much capital, we may have to limit our exploration activity which may result in a loss of your investment.

     Because we are small and do not have ore reserves or much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     8. We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     9. Because our officers and directors have other outside business activities and will each only be devoting 25% of their time or approximately ten hours per week each to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because our officers and directors, have other outside business activities and will each only be devoting 25% of their time or ten hours each per week to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, exploration of the property may be periodically interrupted or suspended.

     10. The marketability of uranium is subject to numerous factors beyond our control.

     The price of uranium may experience volatile and significant price movements over short periods of time. Factors that impact on the price of uranium include demand for nuclear power, political and economic conditions in uranium-producing and consuming nations, reprocessing of spent fuel and re-enrichment of depleted uranium tails or waste, sales of excess civilian and military inventories (including from dismantling nuclear weapons) by governments and industry participants and products levels and costs of production. These factors could negatively impact the price for uranium and lower uranium prices would negatively impact our future profitability. We do not have a hedging policy to protect us from a decline in uranium pricing and have no intention to establish one while we are in the exploratory phases of our operations. In addition, we may not have the ability to purchase hedging instruments in the future. Hedging instruments may also not protect us adequately from fluctuations in the market price of uranium.

     11. There are a limited number of customers available in our target market.

     A small number of electric utilities worldwide buy uranium for nuclear power plants. Because of the limited market for uranium, a reduction in demand by electric utilities for newly-produced uranium would adversely affect our business.

     12. We are dependent upon continued public acceptance of nuclear energy.

     Because of unique political, technological and environmental factors that affect the nuclear industry, the industry is subject to public opinion risks which could have an adverse impact on the demand for nuclear power and increase the regulation of the nuclear power industry. An accident at a nuclear reactor anywhere in the world could impact the continuing acceptance of nuclear energy and the future prospects for nuclear generation, which may have a material adverse effect on our business.

     13. We are subject to potential risks and liabilities associated with pollution of the environment and disposal of waste products from our mining activities.

     All phases of our operations are subject to environmental regulation in the jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations. Environmental hazards may exist on the properties which are unknown to us at present and which have been caused by previous or existing owners or operators of the properties. We are subject to potential risks and liabilities associated with pollution of the environment and disposal of waste products from our mining activities. Reclamation costs are uncertain and planned expenditures estimated by management may differ from the actual expenditures required. The payment of any liabilities or the costs that we may incur to remedy environmental impacts would reduce funds otherwise available to us for operations. We might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential financial exposure to us may be significant. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal or waste products occurring from exploration and production) as it is not generally available at what we believe to be a reasonable price.

     14. Our business could be adversely affected if we fail to comply with extensive government regulations or fail to obtain, renew or comply with necessary licenses and permits.

     Our mineral exploration and planned development activities are subject to various laws governing prospecting, mining, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters. Although we believe our exploration and development activities are currently carried out in accordance with all applicable laws, rules and regulations, no assurance can be given that new laws, rules and regulations will not be enacted or that existing laws, rules and regulations will not be applied in a manner which could limit or curtail production or development. Amendments to current laws and regulations governing operations or more stringent implementation thereof could have a substantial adverse impact on our business and cause increases in exploration expenses, capital expenditures or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties. Many of our mineral rights and interests are subject to government approvals, licenses and permits. Obtaining necessary permits and licenses can be a complex, time consuming process and we cannot be certain that we will be able to obtain all required permits on acceptable terms, in a timely manner or at all. The costs and delays associated with obtaining necessary permits and complying with these permits and applicable laws and regulations could stop, delay or restrict us from proceeding with the development of an exploration project or the development and operation of a mine. Such approvals, licenses and permits are, as a practical matter, subject to the discretion of applicable governments or governmental officials. No assurance can be given that we will be successful in maintaining any or all of the various approvals, licenses and permits in full force and effect without modification or revocation. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from continuing or proceeding with planned exploration or development of mineral properties. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

     15. Our future prospects may be affected by political decisions about the uranium market.

     There can be no assurance that the United States or other governments will not enact legislation restricting to whom we can sell uranium or that the United States or other governments will not increase the supply of uranium by decommissioning nuclear weapons.

     16. One of our officers/directors and a major shareholder together own 50% of the outstanding shares. They are able to decide who will be directors and you may not be able to elect any directors.

     One of our officers/directors and a major shareholder together own 10,000,000 shares and control us. They are able to decide who will be directors and you may not be able to elect any directors. Therefore, they have significant influence on all policies of our company.

     17. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

ITEM 2.     DESCRIPTION OF PROPERTY

     We own the property of which the following is a list of the claims which we own as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim number, name of claims, date of location and date of expiration for claim. All claims are located in Gila County, Arizona.

AMC #	Claim Name	Date of Location	Date of Expiration

370254	CR # 1	November 26, 2005	September 1, 2008
370255	CR # 2	November 26, 2005	September 1, 2008
370256	CR # 4	November 26, 2005	September 1, 2008
370257	CR # 8	November 26, 2005	September 1, 2008
370258	CR # 10	November 26, 2005	September 1, 2008

     Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 100 acres.

     In order to keep claims in good standing, a claim maintenance fee in the amount of US$125.00 per claim must be paid by us to the BLM each year on or before September 1. This per claim maintenance fee is due no later than September 1, 2008. There is no grace period for fee payment. We will not cause the claims to expire as a result of not paying the required maintenance fees, provided that mineralized material is found. In the event that our exploration program does not locate mineralization of interest, we will allow claims to expire and cease operations.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

     There are two holders of record for our common stock. The first record holder is Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, an officer and director who owns 5,000,000 restricted shares of our common stock. The second record holder is West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock, a shareholder who owns 5,000,000 restricted shares of our common stock. We have no free trading shares of common stock at the date of this report. Of the 10,000,000 shares of common stock outstanding as of April 30, 2007, all shares are owned by our officers/directors and one majority shareholder and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Status of our public offering

     On June 14, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-134943, permitting us to offer up to 10,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. We have not sold any shares as of September 1, 2007.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum amount in our public offering of $500,000 in order to remove uncertainties surrounding our ability to continue as a going concern.

     To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $500,000. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

Phase 1

1.

A crew of four men will establish a survey grid over the claim group. This survey will consist of a baseline running east-west for a distance of 4,500 feet with cross-lines marked by wooden pickets every 100 feet. The north-south cross-lines will be run 600 feet north and 600 feet south and marked with pickets every 50 feet. The cost is $35,200. The time involved is 22 days.

2.

A Geologist will map the rock structures of the property using the above-mentioned grid for survey controls. If the geological mapping indicates that the area is favorable for uranium deposition stage, then 3, 4 and 5 will be undertaken. The cost is $5,000. The time involved is 10 days.

3.	A three man crew will take soil samples using the grid for control and these samples will be analyzed for uranium at a laboratory. The cost is $10,000. The time involved is 5 days.

4.	A radiometric survey will be carried out over the grid to determine if radioactivity is indicated at surface. These results will be plotted for correlation with the other surveys. The cost is $5,000.

The time involved is 5 days.

5.	A magnetometer survey will be carried out over the grid area in an effort to outline any change in magnetism in the underlying rocks. The cost is $5,000. The time involved is 5 days.

6.

A radon gas survey will be carried out to measure any radioactive gas that may be coming up from the underlying sediments, which would indicate uranium at depth. The cost is $14,250. The time involved is 5 days.

Phase 2

1.

If the Phase 1 is successful, a Phase 2 reverse circulation drilling program will be initiated. This program will consist of 28 vertical holes drilled to a depth of 300 feet using the grid for control.

The cost is $146,200. The time involved is 14 days.

2.	The holes will be surveyed for radon gas as well as probed with a scintillometer to measure for radiation. The cost is $5,000. The time involved is 10 days.

3.

Upon completion of phase 1 & 2 the results will be plotted and the uranium potential of the claim group will be studied before any further work is carried out. The cost is $5,000. The time involved is 10 days.

     All funds for the foregoing activities will be obtained from this public offering. We intend to implement our milestones upon completion of our public offering.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we must research before we begin exploration of our property. This is before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on March 1, 2006 to April 30, 2007

     We acquired one property containing five claims. We have staked the property and will begin our exploration plan upon completion of our public offering.

     Since inception we have used loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, our secretary, and from West Peak Ventures Canada Limited, a corporation controlled by Timothy Brock, one of our shareholders. These loans have been used to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided since inception on March 1, 2006 to April 30, 2007 was $33,233 in the form of loans from Woodburn Holdings, Ltd. and West Peak Ventures of Canada Limited for legal and accounting expenses. The advances are not evidenced by any written documentation and do not accrue interest. The advances will be repaid when we have funds to do so.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

     As of April 30, 2007, our total assets were $213 and our total liabilities were $43,233.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Snowdon Resources Corporation (An Exploration Stage Company) as of April 30, 2007 and 2006, and the related statements of operations, stockholders’ deficiency, and cash flow for the year ended April 30, 2007, from inception (March 1, 2006) to April 30, 2006, and from the cumulative period from inception (March 1, 2006) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended April 30, 2007, from inception (March 1, 2006) to April 30, 2006, and from the cumulative period from inception (March 1, 2006) to April 30, 2007 in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                                                                                                     MORGAN & COMPANY

September 5, 2007                                                                                                                                                                                                      Chartered Accountants

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30	April 30
	2007	2006

ASSETS

Current
Cash	$213	$1,131

LIABILITIES

Current
Accounts payable and accrued liabilities	$10,000	$10,000
Due to related parties (Note 4)	33,233	21,331
	43,233	31,331

Commitments And Contractual Obligations (Note 7)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)
Authorized:
100,000,000 common voting shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
10,000,000 common shares at April 30, 2007 and April 30, 2006	100	100

Deficit Accumulated During The Exploration Stage	(43,120)	(30,300)
	(43,020)	(30,200)

	$213	$1,131

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

		From Inception	Cumulative
		(March 1	Period From
	Year Ended	2006) To	Inception (March 1
	April 30	April 30	2006) To April 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Professional fees	9,858	20,000	29,858
Mineral claim payment	-	10,000	10,000
Office and sundry	1,776	175	1,951
Regulatory expenses	1,186	125	1,311
	12,820	30,300	43,120

Net Loss For The Period	$(12,820)	$(30,300)	$(43,120)

Basic And Diluted Loss Per Common Share	$0.00	$0.00	$0.00

Weighted Average Number Of Common
Shares Outstanding	10,000,000	6,393,443

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		From Inception	Cumulative
		(March 1	Period From
	Year Ended	2006) To	Inception (March 1
	April 30	April 30	2006) To April 30
	2007	2006	2007

Cash Provided By (Used For):

Operating Activities
Net loss for the period	$(12,820)	$(30,300)	$(43,120)
Change in non-cash operating working
capital item:
Accounts payable and accrued liabilities	-	10,000	3,394
	(12,820)	(20,300)	(39,726)
Financing Activities
Issuance of share capital	-	100	100
Due to related parties	11,902	21,331	33,233
	11,902	21,431	33,333

Increase (Decrease) In Cash	(918)	1,131	213

Cash, Beginning Of Period	1,131	-	-

Cash, End Of Period	$213	$1,131	$213

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, MARCH 1, 2006, TO APRIL 30, 2007
(Stated in U.S. Dollars)

	COMMON STOCK		DEFICIT
	NUMBER		ACCUMULATED
	OF		DURING THE
	COMMON	PAR	EXPLORATION
	SHARES	VALUE	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-
March 22, 2006 – Shares issued for cash at
$0.00001	10,000,000	100	-	100
Net loss for the period	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	100	(30,300)	(30,200)

Net loss for the year	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	$100	$(43,120)	$(43,020)

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 1, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development state.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $43,120 for the period from March 1, 2006 (inception) to April 30, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

	b)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

	c)	Mineral Property Acquisition Payments

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate. Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre- determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of- production depletion.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	f)	Financial Instruments

The carrying values of cash and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	g)	Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	i)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128. (“SFAS 128”) "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As the Company generated net losses in the year presented, the basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive.

	j)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;

		ii)	non-monetary items at the historical exchange rate;

		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Stock Based Compensation

On May 1, 2006, the Company adopted SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments fo the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123 (R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 – Accounting for Stock Issued to Employees, and instead requires that such transactions be accounted for using a fair-value-based method.

The Company uses the Black-Scholes option-pricing model to determine the fair- value of stock-based awards under SFAS No. 123(R), consistent with that used for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-Based Compensation.

To April 30, 2007, the Company has not granted any stock options.

	l)	Comprehensive Loss

SFAS No. 130 – “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	m)	Asset Retirement Obligations

The Company has adopted SFAS No. 143 – “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Asset Retirement Obligations (Continued)

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

	n)	Revenue Recognition

Revenue is recognized upon delivery when title and risk of ownership of metals or metals bearing concentrate passes to the buyer and when collection is reasonably assured. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets.

F-12

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 - the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company does not expect that the implementation of FAS 159 will have any material impact on its financial position and results of operations.

F-13

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2006 – Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” (“SAB 108”). This Bulletin addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 but does not expect that it will have a material effect on the financial statements.

In September 2006 - FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for fiscal years ending after December 15, 2006. The Company has determined that this guidance does not have any material impact on its financial position and results of operations.

In September 2006 - FASB issued Statement No. 157, “Fair Value Measures” (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS 157 but does not expect that it will have a material impact on the financial statements.

F-14

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

3.     RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2006 - FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”) This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the implementation of FIN 48 will have any material impact on its financial position and results of operations.

In March 2006 - FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (“FAS 156”). This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have any material impact on the Company’s future reported financial position or results of operations.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2006 - FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”) This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, FAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. FAS 155 amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

May 2005 - FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FAS No. 3 ” (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. FAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. The provisions of FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after June 1, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

4.	DUE TO RELATED PARTIES

The amounts due to related parties are unsecured and interest free with no specific terms of repayment.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

4.	DUE TO RELATED PARTIES (Continued)

All related party transactions occurred in the normal course of business and are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties. The exchange amount was negotiated, established and agreed to by the related parties as if they were dealing at arm’s length.

5.	MINERAL CLAIM INTEREST

During the fiscal period ended April 30, 2006, the Company acquired a 100% interest in five mineral claims located in Gila Country, Arizona, USA. The consideration for the acquisition was a cash payment of $10,000, which represented reimbursement of the cost paid by the vendor for the mineral claim.

In order to keep the claims in good standing, a claim maintenance fee in the amount of $125 per claim must be paid to the Bureau of Land Management each year on or before September 1st .

6.	CAPITAL STOCK

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.

The Company has no stock option plan, warrants or other dilutive securities.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

8.	INCOME TAXES

	a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

		2007	2006

	Net loss for the period	$(12,820)	$(30,300)
	Statutory tax rate	35%	35%

	Computer expected (benefit) income taxes	(4,487)	(10,605)
	Increase in valuation allowance	4,487	10,605

		$-	$-

b)	Significant components of deferred income tax assets are as follows:

		2007	2006

	Operating losses carried forward	$15,092	$10,605
	Valuation allowance	(15,092)	(10,605)

		$-	$-

The Company has available losses for income tax purposes of approximately $33,120 which, if unutilized, will expire through to 2027. Subject to certain restrictions, the Company has mineral property expenditures of $10,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

9.     SUBSEQUENT EVENT

On May 25, 2007, the Company filed a registration statement, Form SB-2/A-6 offering a re-sale of 5,000,000 to 10,000,000 shares of common stock at a price of $0.10 per share.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to April 30, 2006, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Vancouver, British Columbia, Canada V6Y 1A1, as set forth in their report. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A.   CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn	66	president, principal executive officer, treasurer,
235 Keith Road, Suite 1247		principal accounting officer, and principal financial
West Vancouver, British Columbia		officer and a member of the board of directors
Canada V7T 1L5

Terence Schorn	72	vice president of exploration and a member of
5353 Aspen Drive		the board of directors
West Vancouver, British Columbia
Canada V7W 3E4

Robert Baker	53	secretary and member of the board of directors
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

David Hackman	64	member of the board of directors
2420 North Huachuca Drive
Tucson, Arizona 85745

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Since March 1, 2006, Elden Schorn has been our president, principal executive officer, treasurer, principal financial officer and a member of our board of directors. On January 5, 2006, Elden Schorn was appointed to the board of directors of Global Green Solutions Inc. Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. On June 13, 2006, Mr. Schorn resigned from his positions as president, chief executive officer and treasurer while remaining as a member of the board of directors. His resignation was to allow J. Douglas Frater to assume the roles of President and Chief Executive Officer and Arnold Hughes to assume the role of Chief Financial Officer. He is currently the chairman and a member of our board of directors for Global Green Solutions Inc. Since September 2003, Mr. Schorn, as president of Windstone Financial Corp., has provided financial services and government relations consulting services to the mining and high tech sectors in British Columbia, as well as acting as a director of two companies. The two companies are Pacific Copper Corp. and Equus Energy Corporation. Since August 10, 2006, Mr. Schorn has been a director of Pacific Copper Corp. located in Toronto, Ontario. Pacific Copper is a Delaware corporation engaged in the business of mining exploration. Pacific Copper does file reports with the United States Securities and Exchange Commission and is listed for trading on the OTCBB under the symbol “PPFP”. Since June 9, 2004, Mr. Schorn has been a director of Equus Energy Corporation located in Vancouver, British Columbia. Equus Energy is a British Columbia corporation engaged in the business of mining exploration. Equus Energy does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol “EQECF”. From 1996 to September 2003, Mr. Schorn was president of Schorn Consulting Ltd. During 2002 and 2003, he provided contract consulting for Schorn Consulting Ltd. to the Government of the province of British Columbia and to companies in the high tech sector in that province. These services included government relations consulting and financial services consulting. Work during this period for the Government of British Columbia was focused on the Skeena Cellulose project, for which the government was seeking a buyer. From 1998 to 2003, Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports. From 1993 to 1995, Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

     Since March 1, 2006, Terence Schorn has been our vice president of exploration and a member of our board of directors. Mr. Schorn is a graduate of the Haileybury School of Mines, holds a diploma in Gemmology and has over forty-five years experience in the mineral industry. Since January 2001, Mr. Schorn has been president and director of War Eagle Mining Company Inc., an exploration stage mining company conducting exploration activity in Mexico. Since February 2006, Mr. Schorn has been a director of Twenty-Seven Capital Corp. Mr. Schorn is a Professional Geoscientist, registered with The Association of Professional Engineers and Geoscientists of British Columbia as well as an Accredited Gemologist. Terence Schorn is the brother of Elden Schorn, our president.

     Since March 1, 2006, Robert M. Baker has been our secretary and a member of the board of directors. From June 2003 to January 5, 2006, Mr. Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Global Green Solutions Inc. (formerly High Grade Mining Inc.) On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with Global Green Solutions and he continues to hold the positions of secretary and a member of the board of directors. From May 27, 2005 to July 31, 2007, Mr. Baker was secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors and since July 31, 2007, he has been the president, principal executive officer, treasurer, principal financial officer and principal accounting officer of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. From January 2004 to May 2007, Mr. Baker was a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. On May 15, 2007, Mr. Baker resigned as a director. His resignation was not as a result of any disagreement with Sterling Gold Corp. From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

     Since March 1, 2006, David Hackman has been a member of our board of director. From July 2000 to April 2006, Mr. Hackman was Vice President and Director of War Eagle Mining Company, Inc., an exploration stage mining company conducting exploration activity in Mexico. From January 1996 to June 2000 Mr. Hackman was Vice President of Exploration, President and Director, Silver Eagle Resources Ltd., an exploration stage mining company. From February 1990 to December 1995, Mr. Hackman was President, Liximin Inc. Tucson-based mineral exploration and mine development company specializing in mineral deposits amenable to hydrometallurgical processing. From June 1976 of January 1990, Mr. Hackman was Principal, SAGE Associates, Inc. Tucson-based minerals engineering and exploration consulting business that provided regional geological exploration, detailed geologic mapping, air photo interpretation, preliminary mine evaluation, geochemical and geophysical surveys and exploration drilling. From December 1971 to June 1974, Mr. Hackman was a geologist for ALCOA. He directed the exploration of a copper deposit at San Antonio de la Huerta, Sonora, Mexico. Program included surface and underground mapping, diamond drilling, and interpretation of the geology in conjunction with geophysical data. He developed feasibility studies and financial analyses to determine the appropriate mining method. Mr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964); a Master of Science degree int geophysical engineering from the University of Arizona (1971); and, Doctor of Philosophy degree in geological engineering from the University of Arizona (1982).

Conflicts of Interest

     At the present time, we do not foresee a direct conflict of interest. The only conflict that we foresee is that all of our officers and directors devote time to projects that do not involve us. In the event that our officers and directors cease devoting time to our operations, they have agreed to resign as officers and directors.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. Our fiscal year end is April 30.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Elden Schorn	2007	0	0	0	0	0	0	0	0
President & Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Terence Schorn	2007	0	0	0	0	0	0	0	0
Vice President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Robert M. Baker	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is April 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Elden Schorn	0	0	0	0	0	0	0

Terence Schorn	0	0	0	0	0	0	0

Robert M. Baker	0	0	0	0	0	0	0

David Hackman	0	0	0	0	0	0	0

     All compensation received by the officers and directors has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Employment Contracts

     We have no employment contracts with any of our officers.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Compensation of Directors

     We do not pay our directors any money and we have no plans to pay our directors any money in the future.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Elden Schorn	0	0.00%
235 Keith Road, Suite 1247
West Vancouver, British Columbia
Canada V7T 1L5

Terence Schorn	0	0.00%
5353 Aspen Drive
West Vancouver, British Columbia
Canada V7W 3E4

Robert Baker [2]	5,000,000	50.00%
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

David Hackman	0	0.00%
2420 North Huachuca Drive
Tucson, Arizona 85745

All Officers and Directors	5,000,000	50.00%
as a Group (4 persons)

Timothy Brock [3]	5,000,000	50.00%
5866 Eagle Island
West Vancouver, British Columbia
Canada

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.

[3]	Mr. Brock holds title to his common stock in the name of West Peak Ventures of Canada Limited, a British Columbia corporation, which he owns and controls.

Future Sales by Existing Stockholders

     5,000,000 shares of common stock were issued to Woodburn Holdings Ltd, a corporation owned and controlled by our secretary, Robert M. Baker and 5,000,000 shares of common stock were issued to West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition commencing on May 26, 2005. If the minimum number of shares are sold, Woodburn Holdings Ltd. and West Peak Ventures of Canada Limited could each sell up to 150,000 shares quarterly. If the maximum number of shares are sold, Woodburn Holdings Ltd. and West Peak Ventures of Canada Limited could each sell up to 200,000 shares quarterly.

     Our current shareholders will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

     Because an officer/director and a major shareholder control us, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 2006, we issued a total of 5,000,000 shares of restricted common stock to Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, our secretary, in consideration of $50 and 5,000,000 shares of restricted common stock to West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock, in consideration of $50.

     Woodburn Holdings, Ltd. and West Peak Ventures of Canada Limited advanced $33,233 for legal and accounting expenses. The advances are not evidenced by any written documentation and do not accrue interest. These advances will be repaid when we have funds to do so.

PART IV

ITEM 13.     EXHIBITS

     The following Exhibits are incorporated herein by reference. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007		$4,803	Morgan & Company, Chartered Accountant
2006	$	Nil	Morgan & Company, Chartered Accountant

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007		$3,394	Morgan & Company, Chartered Accountant
2006	$	Nil	Morgan & Company, Chartered Accountant

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$	Nil	Morgan & Company, Chartered Accountant
2006	$	Nil	Morgan & Company, Chartered Accountant

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$	Nil	Morgan & Company, Chartered Accountant
2006	$	Nil	Morgan & Company, Chartered Accountant

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2007.

SNOWDON RESOURCES CORPORATION

BY:   ELDEN SCHORN
         Elden Schorn, President, Principal Executive Officer,
         Treasurer, Principal Financial Officer, Principal
         Accounting Officer, and a member of the Board of
         Directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

ELDEN SCHORN	President, Principal Executive Officer, Treasurer	September 14, 2007
Elden Schorn	Principal Financial Officer, Principal Accounting
Officer and a memeber of the Board of Directors

TERENCE SCHORN	Vice President of Exploration and member of the	September 14, 2007
Terence Schorn	Board of Directors

ROBERT M. BAKER	Secretary and member of the Board of Directors	September 14, 2007
Robert M. Baker

DAVID HACKMAN	Member of the Board of Directors	September 14, 2007
David Hackman

EXHIBIT INDEX

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X