Form 10QSB
period 2007-07-31
Snowdon Resources CORP
filed 2007-09-14
CIK 1365554

=============================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-134943

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

789 West Pender Street, Suite 1010 Vancouver, British Columbia Canada V6C 1H2 (Address of principal executive offices)

(604) 606-7979 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The registrant is a Shell corporation. YES [   ] NO [X]

As of September 14, 2007, the Company has 10,000,000 shares of common stock outstanding.

=============================================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1. Financial Statements

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	July 31 2007	April 30 2007

ASSETS

Current
Cash	$-	$213

LIABILITIES

Current
Bank overdraft	$9,692	$-
Accounts payable and accrued liabilities	-	10,000
Due to related parties (Note 2)	36,470	33,233
	46,162	43,233

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 4)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
10,000,000 common shares at January 31, 2007 and April 30, 2006	100	100

Deficit Accumulated During The Exploration Stage	(46,262)	(43,120)
	(46,162)	(43,020)

	$-	$213

The accompanying notes are an integral part of these financial statements.
F-1

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					Cumulative
					Period From
	Three Months		Three Months		Inception
	ended July		ended July 31,		(March 1, 2006)
	31, 2007		2006		To July 31, 2007

Revenue	$-		$-		$-

Expenses
Professional fees	2,826		5,942		32,684
Mineral claim payment	-		-		10,000
Office and sundry	316		2,352		3,578
	3,142		8,294		46,262

Net Loss For The Period	$(3,142	) $	(8,294	) $	(46,262)

Basic And Diluted Loss Per Common Share	$0.00		$0.00

Weighted Average Number Of Common Shares
Outstanding	10,000,000		10,000,000

The accompanying notes are an integral part of these financial statements.
F-2

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				Cumulative
				Period From
		Three Months	Three Months	Inception March
		ended July	ended July 31,	1, 2006, To July
		31, 2007	2006	31, 2007
Cash Used In Operating Activities
Net loss for the period		$(3,142)	$(8,294)	$(46,262)
Change in non-cash operating working capital
item:
Accounts payable and accrued liabilities		(10,000)	685	-
		(13,142)	(7,609)	(46,262)
Cash Flows From Financing Activities
Bank overdraft		9,692	-	9,692
Issue of share capital		-	-	100
Advances from related parties		3,237	7,000	36,470
		12,929	7,000	46,262

Increase (Decrease) In Cash		(213)	(609)	-

Cash, Beginning Of Period		213	1,131	-

Cash, End Of Period	$	- $	522	$-

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid		$-	$-	$-
Income taxes paid		$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION, MARCH 1, 2006, TO JULY 31, 2007

			DEFICIT
	NUMBER		ACCUMULATED
	OF		DURING THE
	COMMON PAR		EXPLORATION
	SHARES VALUE		STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	-
March 22, 2006 – Shares issued for cash at
$0.00001	10,000,000	100	-	100
Net loss for the period	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	100	(30,300)	(30,200)

Net loss for the year	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	100	(43,120)	(43,020)

Net loss for the period	-	-	(3,142)	(3,142)

Balance, July 31, 2007	10,000,000	$100	$(46,262)	$(46,162)

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 1, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for extraction and enter a development stage.

Basis of presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2007 audited financial statements and notes thereto.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $46,262 for the period from March 1, 2006 (inception) to July 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SNOWDON RESOURCES CORPORATION (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2007
(Unaudited)
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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or re-determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

SNOWDON RESOURCES CORPORATION (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2007
(Unaudited)
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

g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128. (“SFAS 128”) "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As the Company generated net losses in the year presented, the basic and diluted loss per share are the same as any exercise of options or warrants would be anti-dilutive.

SNOWDON RESOURCES CORPORATION (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

	i.	monetary items at the rate prevailing at the balance sheet date;
	ii.	non-monetary items at the historical exchange rate;
	iii.	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

i)	Stock Based Compensation

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

The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123(R), consistent with that used for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-Based Compensation.

To July 31, 2007, the Company has not granted any stock options.

SNOWDON RESOURCES CORPORATION (An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.      DUE TO RELATED PARTIES

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

4.      MINERAL CLAIM INTEREST

During the fiscal period ended April 30, 2006, the Company acquired a 100% interest in five mineral claims located in Gila Country, Arizona, USA. The consideration for the acquisition was a cash payment of $10,000, which represented reimbursement of the cost paid by the vendor for the mineral claim.

In order to keep the claims in good standing, a claim maintenance fee in the amount of $125 per claim must be paid to the Bureau of Land Management each year on or before September 1st.

5.      CAPITAL STOCK

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.

The Company has no stock option plan, warrants or other dilutive securities.

6.      COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

ITEM 2.      MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum amount in our public offering of $500,000 in order to remove uncertainties surrounding our ability to continue as a going concern.

     To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least $500,000. Whatever money we do raise will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and have determined it is economical to extract the ore from the land.

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

Milestones

The following are our milestones:

Phase 1

1.	A crew of four men will establish a survey grid over the claim group. This survey will consist of a baseline running east-west for a distance of 4,500 feet with cross-lines be marked by wooden pickets every 100 feet. The north-south cross-lines will be run 600 feet north and 600 feet south and marked with pickets every 50 feet. The cost is $35,200. The time involved is 22 days.

2.	A Geologist will map the rock structures of the property using the above-mentioned grid for survey controls. If the geological mapping indicates that the area is favorable for uranium deposition stage, then 3, 4 and 5 will be undertaken. The cost is $5,000. The time involved is 10 days.

3.	A three man crew will take soil samples using the grid for control and these samples will be analyzed for uranium at a laboratory. The cost is $10,000. The time involved is 5 days.

4.	A radiometric survey will be carried out over the grid to determine if radioactivity is indicated at surface. These results will be plotted for correlation with the other surveys. The cost is $5,000. The time involved is 5 days.

5.	A magnetometer survey will be carried out over the grid area in an effort to outline any change in magnetism in the underlying rocks. The cost is $5,000. The time involved is 5 days.

6.	A radon gas survey will be carried out to measure any radioactive gas that may be coming up from the underlying sediments, which would indicate uranium at depth. The cost is $14,250. The time involved is 5 days.

Phase 2

1.	If the Phase 1 is successful, a Phase 2 reverse circulation drilling program will be initiated. This program will consist of 28 vertical holes drilled to a depth of 300 feet using the grid for control. The cost is $146,200. The time involved is 14 days.

2.	The holes will be surveyed for radon gas as well as probed with a scintillometer to measure for radiation. The cost is $5,000. The time involved is 10 days.

3.	Upon completion of phase 1 & 2 the results will be plotted and the uranium potential of the claim group will be studied before any further work is carried out. The cost is $5,000. The time involved is 10 days.

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

Results of Operations

From Inception on March 1, 2006 to July 31, 2007

     We acquired one property containing five claims. We have staked the property and will begin our exploration plan upon completion of our public offering.

     Since inception we have used loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, our secretary, and from West Peak Ventures Canada Limited, a corporation controlled by Tim Brock, one of our shareholders. The funds were used to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided since inception on March 1, 2006 to July 31, 2007 was $36,470 in the form of loans from Woodburn Holdings, Ltd. and West Peak Ventures of Canada Limited for legal and accounting expenses. The advances are not evidenced by any written documentation and do not accrue interest. The advances will be repaid when we have funds to do so.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations.  Our loss from inception to July 31, 2007 is $46,262.  As of July 31, 2007, our total assets were $nil and our total liabilities were $46,162.

     We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

ITEM 3.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

ITEM 2.     USE OF PROCEEDS.

     On June 14, 2007, the SEC declared our Form SB-2 registration statement effective (SEC File no. 333-134943) allowing us to sell 5,000,000 shares minimum, 10,000,000 shares maximum at an offering price of $0.10 per share. There is not an underwriter involved in our public offering. As of the date of this report, we have not sold any shares.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2007.

SNOWDON RESOURCES CORPORATION

BY:  ELDEN SCHORN
        Elden Schorn, President, Principal Executive
        Officer, Treasurer, Principal Financial Officer,
        Principal Accounting Officer, and a member
        of the Board of Directors

EXHIBIT INDEX

     The following documents are included herein:

Exhibit No.  Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).