Form 10KSB/A
period 2007-04-30
Snowdon Resources CORP
filed 2007-09-19
CIK 1365554

=========================================================================================================================================

FORM 10-KSB/A-1

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES [X]     NO [  ]

State issuer's revenues for its most fiscal year April 30, 2007: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2007: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 5, 2007: 10,000,000 shares.

EXPLANATORY NOTE

     This amendment is being filed to amend Snowdon Resources Corporation’s (the “Company”) Item 7. Financial Statements, Item 9. Directors, Executive Officers, Promoters and Control Persons, Item 13. Exhibits and Item 14. Principal Accountant Fees and Services.

     This Form 10-KSB/A-1 amends only Item 7, Item 9, Item 13 and Item 14 of the 2007 Form 10-KSB previously filed on September 14, 2007 for the period ending April 30, 2007.

     No information in this Form 10-KSB/A-1 has been updated for any subsequent events occurring after September 14, 2007, the date of the Form 10-KSB filing.

TABLE OF CONTENTS

		Page

FORWARD LOOKING STATEMENT		3

	PART III

Item 7.	Financial Statements and Supplementary Data	4

Item 9.	Directors, Executive Officers, Promoters and Control Persons	23

	PART IV

Item 13.	Exhibits	27

Item 14.	Principal Accountant Fees and Services	28

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

PART III

ITEM 7.	FINANCIAL STATEMENTS.

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
FINANCIAL STATEMENTS
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statement of Stockholders’ Deficiency	F-4
	Statements of Cash Flows	F-5
	NOTES TO FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Snowdon Resources Corporation (An Exploration Stage Company) as of April 30, 2007 and 2006, and the related statements of operations, stockholders’ deficiency, and cash flow for the year ended April 30, 2007, from inception (March 1, 2006) to April 30, 2006, and for the cumulative period from inception (March 1, 2006) to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended April 30, 2007, from inception (March 1, 2006) to April 30, 2006, and for the cumulative period from inception (March 1, 2006) to April 30, 2007 in conformity with United States generally accepted principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Vancouver, Canada September 5, 2007	“MORGAN & COMPANY” Chartered Accountants

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

		From Inception	Cumulative
		(March 1	Period From
	Year Ended	2006) To	Inception (March 1
	April 30	April 30	2006) To April 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Professional fees	9,858	20,000	29,858
Mineral claim payment	-	10,000	10,000
Office and sundry	2,962	300	3,262
	12,820	30,300	43,120

Net Loss For The Period	$(12,820)	$(30,300)	$(43,120)

Basic And Diluted Loss Per Common Share	$0.00	$0.00	$0.00

Weighted Average Number Of Common Shares
Outstanding	10,000,000	6,393,443

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

		From Inception	Cumulative
		(March 1	Period From
Year Ended		2006) To	Inception (March 1
	April 30	April 30	2006) To April 30
	2007	2006	2007

Cash Provided By (Used For):

Operating Activities
Net loss for the period	$(12,820)	$(30,300)	$(43,120)
Change in non-cash operating working capital
item:
Accounts payable and accrued liabilities	-	10,000	10,000
	(12,820)	(20,300)	(33,120)
Financing Activities
Issuance of share capital	-	100	100
Due to related parties	11,902	21,331	33,233
	11,902	21,431	33,333

Increase (Decrease) In Cash	(918)	1,131	213

Cash, Beginning Of Period	1,131	-	-

Cash, End Of Period	$213	$1,131	$213

Supplemental Disclosure of Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits; anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re- evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

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

On May 1, 2006, the Company adopted SFAS No. 123 (revised 2004) – Share-Based Payment (“SFAS No. 123(R)”), which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock- based awards under SFAS No. 123(R), consistent with that used for pro-forma disclosures under SFAS No. 123 – Accounting for Stock-Based Compensation.

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

May 2005 - FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FAS No. 3 ” (“FAS 154”). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. FAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after June 1, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007
(Stated in U.S. Dollars)

8.	INCOME TAXES

	a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

		2007	2006

	Net loss for the period	$(12,820)	$(30,300)
	Statutory tax rate	35%	35%

	Computed expected (benefit) income taxes	(4,487)	(10,605)
	Increase in valuation allowance	4,487	10,605

		$-	$-

b)	Significant components of deferred income tax assets are as follows:

		2007	2006

	Operating losses carried forward	$15,092	$10,605
	Valuation allowance	(15,092)	(10,605)

		$-	$-

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

On May 25, 2007, the Company filed a registration statement, Form SB-2/A-6, offering a re-sale of 5,000,000 to 10,000,000 shares of common stock at a price of $0.10 per share.

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

Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission.

     As of the date of this amended report, Elden Schorn, Robert M. Baker, Terence Schorn and David Hackman, our officers and directors have not filed all reports required by section 16(a) of the Securities Exchange Act of 1934. In particular, none of the foregoing have filed Form 3s. They intend to file such reports shortly.

PART IV

ITEM 13.      EXHIBITS

     The following Exhibits are incorporated herein by reference. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal				X
	Financial Officer pursuant to 15d-15(e), promulgated
	under the Securities and Exchange Act of 1934, as
	amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief Financial
	Officer).

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.1
99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.2

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

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007		$1,021	Morgan & Company, Chartered Accountant
2006	$	Nil	Morgan & Company, Chartered Accountant

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of September, 2007.

SNOWDON RESOURCES CORPORATION

BY:   ELDEN SCHORN
         Elden Schorn, President, Principal Executive Officer,
         Treasurer, Principal Financial Officer, Principal
         Accounting Officer, and a member of the Board of
         Directors

     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

ELDEN SCHORN	President, Principal Executive Officer, Treasurer	September 17, 2007
Elden Schorn	Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors

TERENCE SCHORN	Vice President of Exploration and member of the	September 17, 2007
Terence Schorn	Board of Directors

ROBERT M. BAKER	Secretary and member of the Board of Directors	September 17, 2007
Robert M. Baker

DAVID HACKMAN	Member of the Board of Directors	September 17, 2007
David Hackman

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this amended annual report:
		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

14.1	Code of Ethics.	10-KSB

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	09/14/07	99.1

99.3	Disclosure Committee Charter.	10-KSB	09/14/07	99.2