Form 10QSB
period 2007-10-31
Snowdon Resources CORP
filed 2007-12-17
CIK 1365554

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-134943

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

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

As of December 17, 2007, the Company had 10,000,000 shares of common stock outstanding.

=========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	October 31	April 30
	2007	2007

ASSETS

Current
Cash	$413	$213

LIABILITIES

Current
Accounts payable and accrued liabilities	$18,292	$10,000
Due to related parties (Note 3)	47,545	33,233
	65,837	43,233

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
10,000,000 common shares	100	100

Deficit Accumulated During The Exploration Stage	(65,524)	(43,120)
	(65,424)	(43,020)

	$413	$213

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

							Cumulative
							Period From
							Inception
		Three Months			Six Months		(March 1,
		ended		Three Months	ended	Six Months	2006) To
		October 31,		ended October	October 31,	ended October	October 31,
		2007		31, 2006	2007	31, 2006	2007

Revenue	$		$	- $	- $		$-

Expenses
Professional fees		18,293		522	21,119	6,464	50,977
Mineral claim payment		-		-	-	-	10,000
Office and sundry		969		364	1,285	2,716	4,547
		19,262		886	22,404	9,180	65,524

Net Loss For The Period		$(19,262)		$(886)	$(22,404)	$(9,180)	$(65,524)

Basic And Diluted Loss
Per Common Share		$0.00		$0.00	$0.00	$0.00

Weighted Average
Number Of Common
Shares Outstanding		10,000,000		10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
	Six Months		Period From
	ended	Six Months	Inception March
	October 31,	ended October	1, 2006, To
	2007	31, 2006	October 31, 2007
Cash Used In Operating Activities
Net loss for the period	$(22,404)	$(9,180)	$(65,524)
Change in non-cash operating working
capital item:
Accounts payable and accrued liabilities	8,292	-	18,292
	(14,112)	(9,180)	(47,232)
Cash Flows From Financing Activities
Issue of share capital	-	-	100
Advances from related parties	14,312	8,358	47,545
	14,312	8,358	47,645

Increase (Decrease)In Cash	200	(822)	413

Cash, Beginning Of Period	213	1,131	-

Cash, End Of Period	$413	$309	$413

Supplemental Disclosure of Cash Flow
Information
Cash Activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

PERIOD FROM INCEPTION, MARCH 1, 2006, TO OCTOBER 31, 2007

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Stated in U.S. Dollars)

			DEFICIT
	NUMBER		ACCUMULATED
	OF		DURING THE
	COMMON	PAR	EXPLORATION
	SHARES	VALUE	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-
March 22, 2006 – Shares issued for cash at
$0.00001	10,000,000	100	-	100
Net loss for the period	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	100	(30,300)	(30,200)

Net loss for the year	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	100	(43,020)	(43,020)

Net loss for the period	-	-	(22,404)	(22,404)

Balance, October 31, 2007	10,000,000	$100	$(65,524)	$(65,524)

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 1, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining claims. Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development state.

Basis of presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2007 audited financial statements and notes thereto. Results of this quarter are not necessarily indicative of the results for the year ending April 30, 2008.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $65,524 for the period from March 1, 2006 (inception) to October 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2007
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

Cash consists of cash on deposit with high quality, major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a producing mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such a project. The Company does not set a pre- determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2007
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

	g)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128. (“SFAS 128”) "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As the Company generated net losses in the periods presented, the basic and diluted loss per share are the same, as any exercise of options or warrants would be anti-dilutive.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2007
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

During the fiscal period ended April 30, 2006, the Company acquired a 100% interest in five mineral claims located in Gila County, Arizona, USA. The consideration for the acquisition was a cash payment of $10,000, which represented reimbursement of the cost paid by the vendor for the mineral claims.

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

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. During the fiscal period ended April 30, 2006, the Company acquired a 100% interest in five mineral claims located in Gila County, Arizona, USA. The consideration for the acquisition was a cash payment of $10,000, which represented reimbursement of the cost paid by the vendor for the mineral claims. In order to keep the claims in good standing, a claim maintenance fee in the amount of $125 per claim must be paid to the Bureau of Land Management each year on or before September 1st. The current claim maintenance fee is due no later than September 1, 2008. There is no grace period for fee payment. We will not cause the claims to expire as a result of not paying the required maintenance fees, provided that mineralized material is found. In the event that our exploration program does not locate mineralization of interest, we will allow claims to expire and cease operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thoroughly our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum amount in our public offering of $500,000 in order to remove uncertainties surrounding our ability to continue as a going concern.

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

     Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, we expect that it will last us a year. Other than as described in this paragraph, we have no other financing plans.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated, independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Phase 2

1.

If the Phase 1 is successful, Phase 2, consisting of a reverse circulation drilling program will be initiated. 28 vertical holes will be drilled to a depth of 300 feet using the grid for control. The cost is $146,200. The time involved is 14 days.

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

Results of Operations

From Inception on March 1, 2006 to October 31, 2007

     We acquired one property containing five claims. We have staked the property and will begin our exploration plan upon completion of our public offering.

     Since inception we have used loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, our secretary, and from West Peak Ventures of Canada Limited, a corporation controlled by Tim Brock, one of our shareholders. These loans have been used to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided since inception on March 1, 2006 to October 31, 2007 was $47,545 in the form of loans from Woodburn Holdings, Ltd. and West Peak Ventures of Canada Limited. The advances are not evidenced by any written documentation and do not accrue interest. The advances will be repaid when we have funds to do so.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations. Our loss from inception to October 31, 2007 is $65,524. As of October 31, 2007, our total assets were $413 and our total liabilities were $65,837.

     We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

ITEM 3.     CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of December, 2007.

SNOWDON RESOURCES CORPORATION

BY:   ELDEN SCHORN
         Elden Schorn, President, Principal Executive
         Officer, Treasurer, Principal Financial
         Officer, Principal Accounting Officer, and a
         member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.