Form 10-Q
period 2008-01-31
Snowdon Resources CORP
filed 2008-03-17
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52813

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  10,000,000 as of March 17, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	January 31	April 30
	2008	2007

ASSETS

Current
Cash	$379	$213

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,873	$10,000
Due to related parties (Note 3)	66,059	33,233
	68,932	43,233

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
10,000,000 common shares	100	100

Deficit Accumulated During The Exploration Stage	(68,653)	(43,120)
	(68,553)	(43,020)

	$379	$213

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

									Cumulative Period
									From Inception
	Three Months Ended January 31				Nine Months Ended January 31				(March 1, 2006) To
	2008		2007		2008		2007		January 31, 2008

Revenue	$-		$-		$-		$-		$-

Expenses
Professional fees	2,438		3,394		23,557		9,858		53,415
Mineral claim payment	-		-		-		-		10,000
Office and sundry	691		40		1,976		2,756		5,238
	3,129		3,434		25,533		12,614		68,653

Net Loss For The Period	$(3,129	) $	(3,434	) $	(25,533	) $	(12,614	) $	(68,653)

Basic And Diluted Loss
Per Common Share	$0.00		$0.00		$0.00		$0.00

Weighted Average Number
Of Common Shares
Outstanding	10,000,000		10,000,000		10,000,000		10,000,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative Period
			From Inception
	Nine Months Ended January 31		March 1, 2006, To
	2008	2007	January 31, 2008
Cash Used In Operating Activities

Net loss for the period	$(25,533)	$(12,614)	$(68,653)
Change in non-cash operating working capital
item:
Accounts payable and accrued liabilities	(7,127)	3,394	2,873
	(32,660)	(9,220)	(65,780)
Cash Flows From Financing Activities
Issue of share capital	-	-	100
Advances from related parties	32,826	8,358	66,059
	32,826	8,358	66,159

Increase (Decrease)In Cash	166	(862)	379

Cash, Beginning Of Period	213	1,131	-

Cash, End Of Period	$379	$269	$379

Supplemental Disclosure of Cash Flow
Information
Cash Activities:
Interest paid	$457	$-	$457
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION, MARCH 1, 2006, TO JANUARY 31, 2008

			DEFICIT
	NUMBER		ACCUMULATED
	OF		DURING THE
	COMMON	PAR	EXPLORATION
	SHARES	VALUE	STAGE		TOTAL

Beginning balance, March 1, 2006	-	-	$-		$-
March 22, 2006 – Shares issued for cash at
$0.00001	10,000,000	100	-		100
Net loss for the period	-	-	(30,300)		(30,300)

Balance, April 30, 2006	10,000,000	100	(30,300)		(30,200)

Net loss for the year	-	-	(12,820)		(12,820)

Balance, April 30, 2007	10,000,000	100	(43,120)		(43,020)

Net loss for the period	-	-	(25,533)		(25,533)

Balance, January 31, 2008	10,000,000	$100	$(68,653	) $	(68,553)

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2008
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

Basis of presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2007 audited financial statements and notes thereto. Results of this period are not necessarily indicative of the results for the year ending April 30, 2008.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $68,653 for the period from March 1, 2006 (inception) to January 31, 2008, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2008
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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2008
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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2008
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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2008
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

7.	SUBSEQUENT EVENTS

On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Our auditors issued a going concern opinion with our financial statements for the year ended April 30, 2007. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thoroughly our exploration will be conducted. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not begin exploration of the property until we raise money from our public offering. We believe we will need to raise the minimum amount in our public offering of $500,000 in order to remove uncertainties surrounding our ability to continue as a going concern.

     On March 10, 2008, we completed our initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. We expect to be able to stay in business for at least one year with these proceeds. The money raised will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

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

     To become profitable and competitive, we must research before we begin exploration of our property. This is before we start production of any minerals we may find. Our initial public offering will provide the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on March 1, 2006 to January 31, 2008

     We acquired one property containing five claims. We have staked the property and will begin our exploration plan upon completion of our public offering.

     Since inception, we have used loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, our secretary, and from West Peak Ventures of Canada Limited, a corporation controlled by Tim Brock, one of our shareholders. These loans have been used to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided since inception on March 1, 2006 to January 31, 2008 was $66,059 in the form of loans from Woodburn Holdings, Ltd. and West Peak Ventures of Canada Limited. The advances are not evidenced by any written documentation, do not accrue interest and have no specific terms of repayment.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business operations. Our loss from inception to January 31, 2008 is $68,653. As of January 31, 2008, our total assets were $379 and our total liabilities were $68,932.

     We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

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

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On June 14, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-134943) permitting us to offer up to 10,000,000 shares of common stock at $0.10 per share. On March 10, 2008, we completed our initial public offering, selling 5,500,000 common shares to 54 persons at a price of $0.10 per share, for total proceeds of $550,000.

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
Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2008.

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