Form 10-K
period 2008-04-30
Snowdon Resources CORP
filed 2008-08-13
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED APRIL 30, 2008

Commission file number 000-52813

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES ☐     NO ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☒     NO ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 11, 2008: $550,000.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

We were incorporated on March 1, 2006 and our fiscal year end is April 30. Our administrative office is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2, which is also our mailing address. Our telephone number is (604) 606-7979, and our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89544.

We are an exploration stage mining company. We have no ore bodies. We intend to prospect for uranium on our one property which now contains twelve claims. We acquired five claims on April 1, 2006 from Maggie-May Minerals, Inc. which is not affiliated with us. The claims were re-staked in March, 2008 and increased to a total of twelve.

Claims

The following is a list of the claims which we own as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim number, name of claims, date of location and date of expiration for claim. All claims are located in Gila County, Arizona.

AMC #	Claim Name	Date of Location	Date of Expiration

Original Claims – now superseded:
370254	CR # 1	November 26, 2005	n/a
370255	CR # 2	November 26, 2005	n/a
370256	CR # 4	November 26, 2005	n/a
370257	CR # 8	November 26, 2005	n/a
370258	CR # 10	November 26, 2005	n/a

Current Claims:
390227	CR # 1	February 28, 2008	September 1, 2009
390228	CR # 2	February 28, 2008	September 1, 2009
390229	CR # 3	February 28, 2008	September 1, 2009
390230	CR # 4	February 28, 2008	September 1, 2009
390231	CR # 5	February 28, 2008	September 1, 2009
390232	CR # 6	February 28, 2008	September 1, 2009
390233	CR # 7	February 28, 2008	September 1, 2009
390234	CR # 8	February 28, 2008	September 1, 2009
390235	CR # 9	February 28, 2008	September 1, 2009
390236	CR # 10	February 28, 2008	September 1, 2009
390237	CR # 11	February 28, 2008	September 1, 2009
390238	CR # 12	February 28, 2008	September 1, 2009

Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 240 acres.

In order to keep claims in good standing, a claim maintenance fee in the amount of US$125.00 per claim must be paid by to the BLM each year on or before September 1 and there is no grace period. The claim maintenance fees due no later than September 1, 2008 were paid in July, 2008. We will not cause the claims to expire as a result of not paying the required maintenance fees, provided that mineralized material is found. In the event that our exploration program does not locate mineralization of interest, we will allow claims to expire and cease operations.

The property was as selected based on research of documented occurrences of uranium mineralization in Arizona and because mineralization has been located on other properties nearby, which are underlain by the same lithology. At the adjacent Promontory Butte deposit, important host rocks for radioactive material include siltstones and conglomerates containing abundant carbonaceous material, representing mostly fossilized plants, is thought to have deposited along ancient stream channels. We do not claim to have an ore body. No mineralized material has been discovered on our property. A Radon survey was completed on the CR mineral claims during June, 2008 and is described below.

Location and Access

The twelve CR Mineral Claims are located approximately 30 miles east of Payson, Arizona in Township 11 north, Range 13 East, sections 34 & 35, Gila County, Arizona. The Claim Block is situated within the Mogollon Slope region on the southwestern edge of the Colorado Plateau geologic province in the east-central Arizona region. The edge of the physiographic Colorado Plateau is a dissected scarp known as the Mogollon Rim. The Mogollon Rim is both a structurally and topographically high which creates a regional drainage divide. The waters to the north traverse to the Colorado River and the waters to the south flow to the Gila River system. Elevations on the property range from about 6,200 to 6,450 feet.

The CR claims may be accessed from Payson, Arizona by traveling east on Arizona State highway 260 for approximately 30 miles to the Colcord Road junction, then travel about 1 mile southeast on Colcord Road to the claim boundary. There are several dirt roads that traverse the property in a northerly direction.

The terrain on the property is moderate with south dipping slopes and pine trees as the predominant vegetation. The property is typically snow free which provides a 12 month work season. The claims are outlined on the following topographical and geological maps of the area.

MAP 1

CR Mineral Claims
12
10
8
6
4
2
11
9
7
5
3
1
YARD
Creek
Gordon
ONTO
NATIONAL
Magnetic Declination
12° E
SCALE 1:24000
0
1 MILES
0
1000 YARDS
0
1 KILOMETER

MAP 2

MAP LEGEND

Property Geology

The CR Claim block is underlain by the Pennsylvanian Horquilla Formation which is a carbonate sequence that forms ledges and slopes. The strata within the Horquilla consist of cyclically interbedded fossiliferous limestone and minor terrigenous mudstone and siltstone. The frequency and thickness of the clastic beds increase upward into the Pennsylvanian-Permian Earp Formation.

The Horquilla Formation began with the eastward transgression of the sea from the Cordilleran geosynclines into a restricted embayment. The sea advanced over a relatively flat surface formed partly by karst topography at the top of the Redwall Limestone. Thin sheets of gravel, composed of chert and flint pebbles, and in some instances contains brachiopods or other marine fossils was spread over the area followed by layer of mud, silt and carbonate deposits.

The Naco Group (uranium enriched) is predominately a marine sequence of interbedded limestones and shales that grades laterally in the Lower Supai Formation of Late Pennsylvanian–Early Permian age. It was deposited during a marine transgression over a karst surface developed on the Mississippian Redwall Limestone. There are three members in the Naco Group. The lowermost member is typically a basal reddish-brown cherty mudstone, siltstone, or conglomerate with the source of material from the solution of the Redwall Limestone and followed by stratified mudstone, siltstone and sandstone. The middle member consists of richly fossiliferous resistant limestone and interbedded with purple shales and siltstones. The upper member consists of a succession of reddish-brown clastics and interbedded limestone produced by the interfingering of marine units and continental margin and terrestrial redbeds of the south-eastward building of the Supai delta.

Mineralization

The origin of the uranium that occurs in the Colcord Road region are directly related to sandstone lenses of stream origin in beds of late Paleozoic age coincidental with the evolutionary development of land plants. The uranium deposits are tabular peneconcordant types that are enveloped in rock formations with reduced geochemical characteristics. The sandstone is pale gray and white and contains coalified plant fossils and finely disseminated pyrite. The associated mudstones are gray or green and also contain disseminated pyrite.

The uranium deposits are in the sandstone lenses interbedded with mudstone that formed in intermontane basins on broad alluvial plains or fans. The host sandstone ranges from fine to coarse grained and in places it is conglomeratic with a dominantly quartzose composition. The uranium beds have a gentle dip which may have resulted from either stream gradient or slight tectonic tilting. The uranium deposits formed at shallow or moderate depths. Within the Colcord Road area the peneconcordant uranium deposits are associated with plant debris and are light colored containing pyrite in shale (mudstone). The clastic rocks have been deposited in fluvial environments and are stratigraphically controlled. The mineralization is digenetic related to the migration of ground waters. The source of the uranium is believed to be the Precambrian rocks to the south. The uranium is associated with copper and not vanadium. The primary mineralization is characterized by metallic sulfides and uranium and in most instances it is a uraninite in coalified material.

The uranium mineralization in the Colcord Road area is estimated to occur about 700 feet above the Redwall Limestone. The uranium beds seem to be in one prominent zone of conglomerates and related cross-stratified sandstone and shales laced with carbonized and coalified plant debris within a fluvial complex. The fluvial complex displays a progressive northward shift of channel deposits with pebbles grading to inclined siltstones-claystones on the south sides of channels. Studies have shown the current within the stream channels was flowing in an easterly direction and are point-bar deposits. The channel complex is blanketed by a gray-green shale bed that contains abundant thin carbonized plant remains. The horizons are several feet thick and usually contain thin coaly units.

Uraninite, a variety of pitchblende, is the only uranium-bearing mineral reported in the area. The pitchblende occurs as sperulites and as a replacement of wood fragments. The uraninite occurs in concentrated layers and is disseminated in the fine-grained, gray siltstone and the limestone conglomerate. Drill results in the nearby Promontory Butte area indicate the uranium bearing minerals are concentrated in a horizon that includes the gray siltstone and the limestone conglomerate and appear to have a concordant 10 degree dip to the southeast. A large percentage of the uranium mineralization occurs as a direct replacement of wood fragments. In some instances, the pitchblende was deposited in a mamillary or nodular form around the periphery of existing crystals.

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

Radon Survey

The possibility of using radon measurement as a uranium prospecting technique was first suggested in 1927. Radon, being a noble gas does not combine with other element which facilitates its free migration through pore spaces in rock and soil and its dispersion over considerable distances by groundwater and surface water. Radon occurs naturally as three isotopes with mass numbers 222, 220, and 219 which are member of the 238U, 232Th and 235U decay series. After formation by radioactive decay, a radon atom diffuses through the enclosing mineral and diffuses through the ground air or groundwater present in pore spaces. In arid areas with little or no topsoil there is almost complete continuity between ground and atmospheric air and comes under the influence of meteorological variables. Low barometric pressure and strong winds tend to draw ground air out of the pore spaces and fractures of the near surface layers, thus reducing the radon concentration within them causing an upward movement of gas from depth. Calm conditions on the other hand reduce the rate of radon escape to atmosphere and result in a build up within the ground. Rainfall also restricts the upward flow of radon but has varying effects depending upon the soil profiles. Where soil is absent the rain water penetrates deeply and seals off the pore spaces in depth, producing a temporary reduction in near surface radon concentration. It is therefore emphasized that radon prospecting is part of a dynamic system depending upon a number of variables and the interpretation of the data must consider all the radon characteristics and geological environment of the survey area.

A radon survey was completed for Snowdon Resources Corporation on the CR Mineral Claims during June, 2008 by GeoXplor Corp., under the supervision of John Rud, Geologist, M.Sc. The theory of GeoXplor Corp’s radon soil surveys are based on the element radon which is a radioactive daughter product of uranium decay. Radon is produced by the radioactive decay of radium, a product of uranium and thorium decay in rocks and soils. Theoretically, radon-222 concentrations in soil should be directly related to the uranium content of the minerals in the soil and rocks. Radon is a daughter product of uranium-238 and a non-reactive, highly mobile gas that migrates away from the site of its uranium parent by diffusion and advection along joints, faults, and intergranular permeable pathways.

The magnitude of a radon anomaly associated with a parent concentration of uranium will be due to the size and grade of the parent body. Dispersion and dilution along the pathways to the surface increase the size of the radon footprint but also reduce the magnitude. The location of the anomaly relative to the uranium body will be strongly influenced by the orientation of the pathways to the surface.

The radon survey utilizes a system that measures the radon by an ion chamber with electrically charged Teflon, called an electret, located inside an electrically conducting plastic chamber of known air volume. The electrets serve as a source of high voltage needed for the chamber to operate as an ion chamber. It also serves as a sensor for the measurement of ionization in air. The ions produced inside the sensitive volume of the chamber are collected by the electrets causing a depletion of charge. The measurement of the depleted charge during the exposure period is a measure of integrated ionization during the measurement period. The electrets charge is read before and after the exposure using a specially built non-contact electret voltage reader.

The CR mineral claim uranium radon survey consisted of 645 stations with 585 filtered radon readings. The minimum reading was –0.71 dV and a maximum reading of 36.67 dV. The mean value was 11.61 dV with a midrange reading of 17.98 dV.

The gridding was completed by Kriging on a point basis with a standard deviation of 4.92 dV. The grid consisted of 10 lines on 100 meter spacing with station readings on 20 meter intervals for a lineal distance of 12,000 meters that covered an area of 1.08 square kilometers.

Conclusions of the Radon survey were as follows:

The CR mineral claims are underlain by a red to purple fine grained sandstone and gray limestone and dolomite of the Horquilla Formation. Available literature indicates that anomalous radioactivity in the immediate vicinity of the CR claims was reported by the Atomic Energy Commission, Department of Energy and Arizona Bureau of Geology Publications.

The Radon Survey defined several radon anomalies in the southern region of the CR mineral claim radon survey grid. The anomalies have a southeast trend which coincides with the regional trend of the uranium enriched channels in the nearby Promontory Butte/Mogollon Rim area. Field verification of the radon anomalies was completed by utilizing a RS230 Spectrometer which indicated gamma reading of 200 cps (2X background) in the area of the defined radon anomalies.

Recommendations were made to complete the following drill holes to determine the size, depth and grade of the uranium channel mineralization. The recommended drill holes to complete the first phase of a drilling program are as follows:

Drill Hole	UTM East	UTM North

DH #1	503600	94600
DH #2	503950	94500
DH #3	503440	94400
DH #4	503360	94300

Our Proposed Exploration Program

We will be prospecting for uranium with the goal of identifying mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

We have completed the Radon survey as described above. Four recommended drill sites have been identified, and will form the first phase of a drilling program. The Radon survey was more extensive than originally contemplated and allowed us to replace certain previously planned exploration steps. Those were, establishing a survey grid, geological mapping of the rock structures, soil sampling and analysis, a radiometric survey, and a magnetometer survey. Total cost previously estimated for these steps together with the Radon survey was $74,450. The Radon survey and related consulting work that replaced those steps cost approximately $67,000.

At present, our property should be considered undeveloped raw land. Work to date has only included the staking of twelve contiguous lode claims, the required filing with both county and federal agencies and the radon survey as described. Maintenance fees due to the BLM for claims held are due on or before September 1 every year. For the CR claims, this maintenance fee amounts to $1,500 in total.

The following is our plan and milestones for exploration:

Phase 2

1. We will submit a Plan of Operation to the Tonto National Forest Service to conduct a drill program. Approval can take up to six months.

2. If our submission is approved, we will proceed with a reverse circulation drilling program at the locations recommended in the Radon survey report. This program will consist of 4 vertical holes drilled to a depth of 300 feet. The cost is estimated to be approximately $25,000 and the time involved is estimated to be 10 days.

3. As the drill holes are completed, a radiometric, down-hole probe will be immediately inserted in the holes to measure gamma ray counts. Cost is estimated to be approximately $6,000.

4.Administration and supervision by the field geologist during the drilling program and for the radiometric measurements is estimated to cost approximately $10,000.

5. Reclamation work cost is estimated to be approximately $10,000 and time involved is estimated to be 4 days. A refundable bond payment for reclamation work will need to be posted and is expected to be approximately $15,000.

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

Countries which have turned away from nuclear power in the past, such as Italy and Turkey, are now reconsidering the nuclear option. Other countries such as Sweden and Belgium are reviewing earlier decisions to phase out nuclear power plants. The Labour Party in the United Kingdom, under Prime Minister Tony Blair, as recently as July 2005, has made public comments indicating the real possibility of launching new nuclear power programs.

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

Once the fuel is consumed, it is removed from the reactor and stored on-site for a number of years while its radioactivity and heat subside. After a period of storage, the highly radioactive residue produced can be separated and packaged for either chemical reprocessing to recover any residual uranium or byproduct plutonium, which are useful sources of energy, or stored without chemical treatment for up to 50 years to allow the radioactivity to diminish. Depending on the design of the disposal facility, the spent fuel may be recovered again or will be encapsulated in sturdy, leach-resistant containers and permanently placed deep underground, where it originated, thus completing the cycle.

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

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by September 1 of each year. We have paid this fee through September 1, 2009. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets forth the BLM fee schedule:

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

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time and each will devote about 10 hours or 25% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     PROPERTIES.

Claims

The following is a list of the claims which we own as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim number, name of claims, date of location and date of expiration for claim. All claims are located in Gila County, Arizona.

AMC #	Claim Name	Date of Location	Date of Expiration

390227	CR # 1	February 28, 2008	September 1, 2009
390228	CR # 2	February 28, 2008	September 1, 2009
390229	CR # 3	February 28, 2008	September 1, 2009
390230	CR # 4	February 28, 2008	September 1, 2009
390231	CR # 5	February 28, 2008	September 1, 2009
390232	CR # 6	February 28, 2008	September 1, 2009
390233	CR # 7	February 28, 2008	September 1, 2009
390234	CR # 8	February 28, 2008	September 1, 2009
390235	CR # 9	February 28, 2008	September 1, 2009
390236	CR # 10	February 28, 2008	September 1, 2009
390237	CR # 11	February 28, 2008	September 1, 2009
390238	CR # 12	February 28, 2008	September 1, 2009

ITEM 3.     LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended April 30, 2008, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares may be traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “SWDO.” To date there has been no trading activity.

Holders

There are fifty-six holders of record for our common stock. 5,000,000 shares are held by Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, an officer and director. 5,000,000 shares are held by West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock. The remaining 5,500,000 shares are held by 54 other persons, none of which hold 5% or more of the total outstanding shares.

Status of our public offering

On June 14, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-134943, permitting us to offer up to 10,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. On March 10, 2008, we completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share for total proceeds of $550,000.

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

ITEM 6.     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In their report on our fiscal year ended April 30, 2007, our auditors issued a going concern opinion. That means that there was substantial doubt that we could continue as an on-going business for the next twelve months unless we obtained additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. We believe that the $550,000 raised in our public offering in March, 2008 has provided certainty, for the current year at least, that we have the ability to continue as a going concern. Ultimately, our success or failure will be determined by what we find under the ground. The next phase of our exploration program requires approximately $66,000, of which $15,000 is a refundable bond. With cash being in excess of current liabilities at April 30, 2008 by approximately $463,000, we are well funded for the immediate future. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

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

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated, independent contractors. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

Phase 1 of our exploration program, consisting of the Radon survey as described above, has been completed. Four recommended drill sites have been identified, and will form the first phase of a drilling program.

The following are our milestones:

Phase 2

1.	We will submit a Plan of Operation to the Tonto National Forest Service to conduct a drill program. Approval can take up to six months.

2.

If our submission is approved, we will proceed with a reverse circulation drilling program at the locations recommended in the Radon survey report. This program will consist of 4 vertical holes drilled to a depth of 300 feet. The cost is estimated to be approximately $25,000 and the time involved is estimated to be 10 days.

3.	As the drill holes are completed, a radiometric, down-hole probe will be immediately inserted in the holes to measure gamma ray counts. Cost is estimated to be approximately $6,000.

4.	Administration and supervision by the field geologist during the drilling program and for the radiometric measurements is estimated to cost approximately $10,000.

5.

Reclamation work cost is estimated to be approximately $10,000 and time involved is estimated to be 4 days. A refundable bond payment for reclamation work will need to be posted and is expected to be approximately $15,000.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on March 1, 2006 to April 30, 2008

We acquired one property containing five claims. We re-staked those claims in February, 2008 and added a further seven contiguous claims, for a total of twelve claims covering 240 acres. We have no revenue and have incurred a net loss from inception to April 30, 2008 of $43,125 as a result of staking costs, a mineral claim payment, accounting and legal expenses and office and sundry costs. Office and sundry costs were higher in 2008 ($4,572) than in 2007 ($2,962) primarily due to transfer agent fees in connection with our public offering. Professional fees increased (2008: $27,772 compared to 2007: $9,858) for the same reason, as well as due to timing of year end audit fees for 2007. Project development costs in 2008 of $10,781 (2007: $Nil) were for re-staking the CR claims.

From inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, our secretary, and from West Peak Ventures Canada Limited, a corporation controlled by Timothy Brock, one of our shareholders. These loans have been used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs. The balance of those loans at April 30, 2008 was $66,258 (2007: $33,233). The advances are not evidenced by any written documentation and do not accrue interest. In July, 2008, $18,512 was repaid to West Peak Ventures of Canada Limited.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

On June 14, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-134943, permitting us to offer up to 10,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. On March 10, 2008, we completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share for total proceeds of $550,000.

As of April 30, 2008, our total assets were $531,283, comprised entirely of cash, and our total liabilities were $67,428.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Snowdon Resources Corporation (An Exploration Stage Company) as of April 30, 2008 and 2007, and the related statements of operations, cash flows, and stockholders’ equity (deficiency) for the years ended April 30, 2008 and 2007, and for the cumulative period from inception (March 1, 2006) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007, and for the cumulative period from inception (March 1, 2006) to April 30, 2008 in conformity with United States generally accepted accounting principles.

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

Vancouver, Canada	MORGAN & COMPANY

August 11, 2008	Chartered Accountants

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	April 30	April 30
	2008	2007

ASSETS

Current
Cash	$531,283	$213

LIABILITIES

Current

Accounts payable and accrued liabilities	$1,170	$10,000
Due to related parties (Note 4)	66,258	33,233
	67,428	43,233

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
15,500,000 common shares at April 30, 2008	155	100
10,000,000 common shares at April 30, 2007

Additional Paid-in Capital	549,945	-

Deficit Accumulated During The Exploration Stage	(86,245)	(43,120)
	463,855	(43,020)

	$531,283	$213

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative Period
			From Inception
	Years Ended April 30		(March 1, 2006) To
	2008	2007	April 30, 2008

Revenue	$-	$-	$-

Expenses
Project development	10,781	-	10,781
Professional fees	27,772	9,858	57,630
Mineral claim payment	-	-	10,000
Office and sundry	4,572	2,962	7,834
	43,125	12,820	86,245

Net Loss For The Period	$(43,125)	$(12,820)	$(86,245)

Basic And Diluted Loss Per Common
Share	$0.00	$0.00

Weighted Average Number Of Common
Shares Outstanding	10,390,710	10,000,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative Period
			From Inception
	Years Ended April 30		(March 1, 2006) To
	2008	2007	April 30, 2008
Cash Used In Operating Activities
Net loss for the period	$(43,125)	$(12,820)	$(86,245)
Net changes in non-cash operating working
capital items:
Accounts payable and accrued liabilities	(8,830)	-	1,170
	(51,955)	(12,820)	(85,075)
Cash Flows From Financing Activities
Issue of share capital	550,000	-	550,100
Advances from related parties	33,025	11,902	66,258
	583,025	11,902	616,358

Increase (Decrease) In Cash	531,070	(918)	531,283

Cash, Beginning Of Period	213	1,131	-

Cash, End Of Period	$531,283	$213	$531,283

Supplemental Information
Cash Activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION (MARCH 1, 2006) TO APRIL 30, 2008

				DEFICIT
	NUMBER			ACCUMULATED
	OF	ADDITIONAL		DURING THE
	COMMON	PAID-IN	PAR	EXPLORATION
	SHARES	CAPITAL	VALUE	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-
March 22, 2006 – Shares issued for cash at
$0.00001	10,000,000	-	100	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	-	100	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	-	100	(43,120)	(43,020)

April 4, 2008 – Shares issued for cash at
$0.10	5,500,000	549,945	55	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	$549,945	$155	$(86,245)	$463,855

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

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

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Cash

Cash consists of cash on deposit with high quality, major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. However, funds on deposit at this financial institution exceed federally incurred insurance limits. Accordingly, the Company is at risk for the excess over these limits by approximately $522,000 at April 30, 2008.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	d)	Exploration Expenditures (Continued)

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

The carrying values of cash and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s head office operations are in Canada and virtually all of its assets and liabilities give rise to exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Environmental Costs

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

	i)	Basic and Diluted Net Income (Loss) Per Share

The Company reports net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has no options or warrants or other dilutive securities and therefore no dilutive potential shares. As the Company generated net losses in the periods presented, any exercise of options or warrants, if there were any, would be anti- dilutive. For those reasons, basic and diluted loss per share are the same.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	j)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in Canadian dollars are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;

		ii)	non-monetary items at the historical exchange rate;

		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Gains and losses on translation are recorded in the statement of operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008 Accordingly, any business combinations completed by the Company prior to May 1, 2009 will be recorded and disclosed following existing GAAP. The Company does not expect that adopting this statement will have any material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect that adopting this statement will have any material impact on the Company’s financial position or results of operations.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The Company does not expect that adopting this statement will have any material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement does not require any new fair value measurements for us. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that adopting this statement will have any material impact on the Company’s financial statements, however, will result in additional disclosures related to the use of fair values in the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available -for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The Company does not expect that adopting this statement will have any material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles (“SFAS No. 162”). SFAS No. 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect that adopting this statement will have any material effect on the Company’s financial statements.

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

During the year ended April 30, 2006, the Company acquired a 100% interest in five mineral claims located in Gila County, Arizona, USA. The consideration for the acquisition was a cash payment of $10,000, which represented reimbursement of the cost paid by the vendor for the mineral claims.

The claims were re-staked in February, 2008 and a further seven contiguous claims were added. In order to keep the claims in good standing, a claim maintenance fee in the amount of $125 per claim must be paid to the Bureau of Land Management each year on or before September 1st.

6.	CAPITAL STOCK

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.

On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. The shares were issued on April 4, 2008.

The Company has no stock option plan, warrants or other dilutive securities.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2008 and 2007
(Stated in U.S. Dollars)

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters.

8.	INCOME TAXES

a) A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

		2008	2007

	Net loss for the period	$(43,125)	$(12,820)
	Statutory tax rate	35%	35%

	Computed expected (benefit) income taxes	(15,094)	(4,487)
	Increase in valuation allowance	15,094	4,487

		$-	$-

b)	Significant components of deferred income tax assets are as follows:

		2008	2007

	Operating losses carried forward	$30,186	$15,092
	Valuation allowance	(30,186)	(15,092)

		$-	$-

The Company has available losses for income tax purposes of approximately $76,245 which, if unutilized will expire through to 2028. Subject to certain restrictions, the Company has mineral property expenditures of $10,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to April 30, 2008, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in their report. Their report is given upon their authority as experts in accounting and auditing.

PART III

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness, as described below, in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant, with no oversight by a professional with accounting expertise within the Company. Our President does not possess accounting expertise and our company does not have an independent audit committee. This weakness is due to the small size of the company and its limited resources, especially prior to its sale of shares through its public offering. With limited resources, we have had to keep administrative overhead costs as low as possible. The board has to weigh on an ongoing basis, the benefit of adding additional accounting staff to increase the segregation of duties, versus the financial cost of doing so. We expect to add accounting resources on a part-time basis, to balance the requirement for adequate financial reporting controls with our need to carefully conserve the company’s financial resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn	67	president, principal executive officer, treasurer,
235 Keith Road, Suite 1247		principal accounting officer, and principal financial
West Vancouver, British Columbia		officer and a member of the board of directors
Canada V7T 1L5

Terence Schorn	73	vice president of exploration and a member of
5353 Aspen Drive		the board of directors
West Vancouver, British Columbia
Canada V7W 3E4

Robert Baker	54	secretary and member of the board of directors
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

David Hackman	65	member of the board of directors
2420 North Huachuca Drive
Tucson, Arizona 85745

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders. Background of Officers and Directors

Since March 1, 2006, Elden Schorn has been our president, principal executive officer, treasurer, principal financial officer and a member of our board of directors. On January 5, 2006, Elden Schorn was appointed to the board of directors of Global Green Solutions Inc. (“GGRN”). Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. On June 13, 2006, Mr. Schorn resigned from his positions as president, chief executive officer and treasurer of GGRN while remaining as a member of the board of directors. His resignation was to allow J. Douglas Frater to assume the roles of President and Chief Executive Officer and Arnold Hughes to assume the role of Chief Financial Officer. He is currently the chairman and a member of the board of directors of Global Green Solutions Inc. Since September 2003, Mr. Schorn, as president of Windstone Financial Corp., has provided financial services and government relations consulting services to the mining and high tech sectors in British Columbia, as well as acting as a director of two companies, Pacific Copper Corp. and Equus Energy Corporation. Since August 10, 2006, Mr. Schorn has been a director of Pacific Copper Corp. located in Toronto, Ontario. Pacific Copper is a Delaware corporation engaged in the business of mining exploration. Pacific Copper files reports with the United States Securities and Exchange Commission and is listed for trading on the OTCBB under the symbol “PPFP”. Since June 9, 2004, Mr. Schorn has been a director of Equus Energy Corporation located in Vancouver, British Columbia. Equus Energy is a British Columbia corporation engaged in the business of mining exploration. Equus Energy does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol “EQECF”. From 1996 to September 2003, Mr. Schorn was president of Schorn Consulting Ltd. During 2002 and 2003, he provided contract consulting for Schorn Consulting Ltd. to the Government of the province of British Columbia and to companies in the high tech sector in that province. These services included government relations consulting and financial services consulting. Work during this period for the Government of British Columbia was focused on the Skeena Cellulose project, for which the government was seeking a buyer. From 1998 to 2003, Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports. From 1993 to 1995, Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

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

Since March 1, 2006, Robert M. Baker has been our secretary and a member of the board of directors. From June 2003 to January 5, 2006, Mr. Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Global Green Solutions Inc. (formerly High Grade Mining Inc.). On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with Global Green Solutions and he continues to hold the positions of secretary and a member of the board of directors. From May 27, 2005 to July 31, 2007, Mr. Baker was secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors and since July 31, 2007, he has been the president, principal executive officer, treasurer, principal financial officer and principal accounting officer of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. From January 2004 to May 2007, Mr. Baker was a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. On May 15, 2007, Mr. Baker resigned as a director. His resignation was not as a result of any disagreement with Sterling Gold Corp. From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

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

Audit Committee and Charter

We do not have a separately designated, independent audit committee. Audit committee functions are performed by our board of directors, none of whom are deemed independent. All directors also hold positions as our officers. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. Specifically with respect to audit committee responsibilities, our board met once last year. All directors participated in the meeting.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

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

Section 16(a) of the Securities Exchange Act of 1934

Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. Our fiscal year end is April 30.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-	Nonqual-
						Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Elden Schorn	2008	0	0	0	0	0	0	0	0
President &	2007	0	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0

Terence Schorn	2008	0	0	0	0	0	0	0	0
Vice President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Robert M. Baker	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

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

Compensation of Directors

We do not pay our directors any fees nor do we have any plans to do so.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Elden Schorn	0	0.00%
235 Keith Road, Suite 1247
West Vancouver, British Columbia
Canada V7T 1L5

Terence Schorn	0	0.00%
5353 Aspen Drive
West Vancouver, British Columbia
Canada V7W 3E4

Robert Baker [2]	5,000,000	32.23%
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

David Hackman	0	0.00%
2420 North Huachuca Drive
Tucson, Arizona 85745

All Officers and Directors	5,000,000	32.23%
as a Group (4 persons)

Timothy Brock [3]	5,000,000	32.23%
5866 Eagle Island
West Vancouver, British Columbia
Canada

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.

[3]	Mr. Brock holds title to his common stock in the name of West Peak Ventures of Canada Limited, a British Columbia corporation, which he owns and controls.

Future Sales by Existing Stockholders

5,000,000 shares of common stock were issued to Woodburn Holdings Ltd, a corporation owned and controlled by our secretary, Robert M. Baker and 5,000,000 shares of common stock were issued to West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock, all of which, subject to volume restrictions, are free trading securities. Woodburn Holdings Ltd. and West Peak Ventures of Canada Limited could each sell up to 155,000 shares quarterly. If they do sell their stock into the market, such sales could cause the market price of the stock to drop.

Because an officer/director and a major shareholder control us, other shareholders’ ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares because of the ineffective voting power of the non-controlling shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2006, we issued a total of 5,000,000 shares of restricted common stock to Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, our secretary, in consideration of $50 and 5,000,000 shares of restricted common stock to West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock, in consideration of $50.

Woodburn Holdings, Ltd. and West Peak Ventures of Canada Limited have advanced $66,258 for claim staking, legal and accounting expenses. The advances are not evidenced by any written documentation and do not accrue interest. There are no formal agreements regarding repayment of these advances but in July, 2008, $18,512 was repaid to West Peak Ventures of Canada Limited

PART IV

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$17,200	Morgan & Company, Chartered Accountants
2007	$4,803	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$	Nil	Morgan & Company, Chartered Accountants
2007		$3,394	Morgan & Company, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$	Nil	Morgan & Company, Chartered Accountants
2007	$	Nil	Morgan & Company, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$800	Morgan & Company, Chartered Accountants
2007	$1,021	Morgan & Company, Chartered Accountants

(5) Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.     EXHIBITS

Exhibit
Number	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2008.

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

Signature	Title	Date

ELDEN SCHORN	President, Principal Executive Officer, Treasurer	August 12, 2008
Elden Schorn	Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors

TERENCE SCHORN	Vice President of Exploration and member of the	August 12, 2008
Terence Schorn	Board of Directors

ROBERT M. BAKER	Secretary and member of the Board of Directors	August 12, 2008
Robert M. Baker

DAVID HACKMAN	Member of the Board of Directors	August 12, 2008
David Hackman

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Executive Officer and Chief Financial Officer.

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3