Form 10-Q
period 2008-07-31
Snowdon Resources CORP
filed 2008-09-09
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ X ] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [     ] NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,500,000 as of September 3, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	July 31	April 30
	2008	2008

ASSETS
Current
Cash	$436,922	$531,283
Prepaid expenses	2,930	-
	$439,852	$531,283

LIABILITIES
Current
Accounts payable and accrued liabilities	$-	$1,170
Due to related parties (Note 3)	47,703	66,258
	47,703	67,428

STOCKHOLDERS’ EQUITY

Capital Stock (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
15,500,000 common shares at July 31, 2008 and April 30, 2008	155	155

Additional Paid-in Capital	549,945	549,945

Deficit Accumulated During The Exploration Stage	(157,951)	(86,245)
	392,149	463,855

	$439,852	$531,283

The accompanying notes are an integral part of these financial statements.
F -1

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative Period
	Three Months	Three Months	From Inception
	ended July 31,	ended July 31,	(March 1, 2006) To
	2008	2007	July 31, 2008

Revenue	$-	$-	$-

Expenses
Project development	68,429	-	79,210
Professional fees	-	2,826	57,630
Mineral claim payment	-	-	10,000
Office and sundry	3,277	316	11,111
	71,706	3,142	157,951

Net Loss For The Period	$(71,706)	$(3,142)	$(157,951)

Basic And Diluted Loss Per Common Share	$0.00	$0.00

Weighted Average Number Of Common
Shares Outstanding	15,500,000	10,000,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative Period
	Three Months	Three Months	From Inception
	ended July 31,	ended July 31,	(March 1, 2006)
	2008	2007	To July 31, 2008
Cash Used In Operating Activities
Net loss for the period	$(71,706)	$(3,142)	$(157,951)
Net changes in non-cash operating working
capital items:
Prepaid expenses	(2,930)	-	(2,930)
Accounts payable and accrued liabilities	(1,170)	(10,000)	-
	(75,806)	(13,142)	(160,881)
Cash Flows From (Used In) Financing
Activities
Issue of share capital	-	-	550,100
Advances (from) to related parties	(18,555)	3,237	47,703
	(18,555)	3,237	597,803

Increase (Decrease) In Cash	(94,361)	(9,905)	436,922

Cash, Beginning Of Period	531,283	213	-

Cash, End Of Period	$436,922	$(9,692)	$436,922

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

F -3

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION (MARCH 1, 2006) TO JULY 31, 2008

				DEFICIT
	NUMBER			ACCUMULATED
	OF	ADDITIONAL		DURING THE
	COMMON	PAID-IN	PAR	EXPLORATION
	SHARES	CAPITAL	VALUE	STAGE	TOTAL
Beginning balance,	-	$-	$-	$-	$-
March 1, 2006

March 22, 2006 - Shares
issued for cash at $0.00001	10,000,000	-	100	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	-	100	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	-	100	(43,120)	(43,020)

April 4, 2008 - Shares
issued for cash at $0.10	5,500,000	549,945	55	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	549,945	155	(86,245)	463,855

Net loss for the period	-	-	-	(71,706)	(71,706)

Balance, July 31, 2008	15,500,000	$549,945	$155	$(157,951)	$(392,149)

The accompany notes are an integral part of these financial statements.

F -4

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 1, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is engaged in the acquisition and exploration of mining claims. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for extraction and to enter a development state.

Basis of presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2008 audited financial statements and notes thereto. Results of this period are not necessarily indicative of the results for the year ending April 30, 2009.

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

July 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a) Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”), “Accounting and Reporting for Development Stage Enterprises”, as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

b) Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. However, funds on deposit at this financial institution exceed federally regulated insurance limits. Accordingly, the Company is at risk for the excess over these limits by approximately $436,000 at July 31, 2008.

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

July 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision respect of the project and the Company is reasonably assured that it will receive regulatory approval permit mining operations, which may include the receipt of a legally binding project approval certificate

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures comply with such laws and regulations.

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2008
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

f) Financial Instruments

The carrying values of cash and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. While the Company’s head office operations are in Canada, the majority of its exploration and development costs are incurred in United States dollars and the bulk of its cash is maintained in US dollars. Consequently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.

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

July 31, 2008
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

July 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

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

     We are an exploration stage mining company and intend to prospect for uranium on our one property which now contains twelve claims. We acquired five claims on April 1, 2006. The claims were re-staked in March, 2008 and increased to a total of twelve. Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 240 acres. All claims are located in Gila County, Arizona.

     We have no ore bodies and have not yet generated any revenues from our business operations. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. We believe that the $550,000 raised in our public offering in March, 2008 has provided certainty, for the current year at least, that we have the ability to continue as a going concern. Ultimately, our success or failure will be determined by what we find under the ground.

     The next phase of our exploration program requires approximately $66,000, of which $15,000 is a refundable bond. With cash being in excess of current liabilities at July 31, 2008 by approximately $389,000, we are well funded for the immediate future. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and have determined it is economical to extract the ore.

     We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated, independent contractors. Administrative work will be handled by the directors, a part-time bookkeeper, and a financial consultant.

Milestones

     Phase 1 of our exploration program, consisting of a Radon survey of the claims area was completed in June, 2008. Four recommended drill sites have been identified, and will form the first phase of a drilling program.

     The following are our Phase 2 milestones:

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

Results of Operations

From Inception on March 1, 2006 to July 31, 2008

     We have no revenue and have incurred a net loss from inception to July 31, 2008 of $157,951.

     From inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, our secretary, and from West Peak Ventures of Canada Limited, a corporation controlled by Timothy Brock, one of our shareholders. These loans have been used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs. The balance of those loans at July 31, 2008 was $47,703 (April 30, 2008: $66,258). The advances are not evidenced by any written documentation and do not accrue interest. In July, 2008, $18,512 was repaid to West Peak Ventures of Canada Limited in connection with specific advances made to cover professional fees.

Cash Requirements and Liquidity

     As of the date of this report, we have yet to generate any revenues from our business operations. The Company has incurred a deficit of $157,951 from inception to July 31, 2008 and has no revenue. The future of the Company is dependent upon its ability to obtain ongoing financing and eventually, upon future profitable operations from the development of its mineral property. As of July 31, 2008, our total assets were $439,852, primarily cash, plus a small amount of prepaid expenses. Our total liabilities were $47,703 comprised entirely of amounts due to related parties. Our milestones outlined above are expected to cost approximately $66,000, of which $15,000 is a refundable bond to be posted in connection with reclamation work. Professional fees (legal, accounting, audit, and regulatory reporting) are expected to make up the other main expense category going forward and we forecast those to be in the range of $50,000 annually. So our cash requirements for the immediate future are well covered.

Notable Balance Sheet changes from April 30, 2008 are as follows:

  Cash decreased approximately $94,000 primarily due to expenditures on project development of our mineral claims (Radon survey, consulting, claim fees): $68,429; repayment of certain short term advances from related parties for Professional fees made in the year ended April 30, 2008: $18,512; and prepayment of professional fees: $2,930.

Notable changes in results of operations between the interim periods presented are as follows:

  Project development expenditures increased from Nil in the three months ended July 31, 2007 to $68,429 in the same three month period in 2008, mainly due to a Radon survey of our claims and related consulting costs.
  Professional fees decreased from $2,826 to Nil as a result of differences in the year over year timing of services received.
  Office and sundry increased from $316 to $3,277 due to an increased level of activity year over year.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1A.     RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 15, 2008, the Securities and Exchange Commission declared our Form S-1 registration statement effective (File number 333-134943) permitting us to offer 1,000,000 shares of common stock minimum, 2,000,000 shares of common stock maximum, at an offering price of $0.10 per share. There is no underwriter involved in our public offering.

     On March 10, 2008, we completed our public offering and sold 5,500,000 shares of common stock at an offering price of $0.10 per share for a total of $550,000. Since that time we have spent the proceeds as follows:

Radon Survey	$29,485
Working Capital	21,148
Development	12,281
Offering expenses	2,963
Total	$65,877

     We deviated from the Use of Proceeds section in our prospectus in that we spent the following on items not disclosed in the Use of Proceeds section of our prospectus:

Radon Survey - $29,485

     This survey replaced the Geochemical and Geophysical surveys which had a combined, estimated cost of $34,250 in the Use of Proceeds schedule.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of September, 2008.

SNOWDON RESOURCES CORPORATION

BY:	ELDEN SCHORN
Elden Schorn, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and a member of
the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herwith

3.1	Articles of Incorporation.	SB-2	06/06/06	3.1
3.2	Bylaws.	SB-2	06/06/06	3.2
4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1
14.1	Code of Ethics.	10-KSB	9/14/07	14.1
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section
	302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Executive Officer and Chief Financial Officer.
99.1	Subscription Agreement.	SB-2	06/06/06	99.1
99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2
99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3