Form 10-K/A
period 2008-04-30
Snowdon Resources CORP
filed 2008-09-16
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 11, 2008: $550,000.

EXPLANATION FOR AMENDMENT

     We incorrectly checked the box on the original filing to reflect we were a “shell company” when in fact we were not. This amended Form 10-Q filed to reflect that we are not a “shell company” and never have been a “shell company.”

PART IV

ITEM 15.     EXHIBITS

Exhibit
Number	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of September, 2008.

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

Signature	Title	Date

ELDEN SCHORN	President, Principal Executive Officer, Treasurer	September 16, 2008
Elden Schorn	Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors

TERENCE SCHORN	Vice President of Exploration and member of the	September 16, 2008
Terence Schorn	Board of Directors

ROBERT M. BAKER	Secretary and member of the Board of Directors	September 16, 2008
Robert M. Baker

DAVID HACKMAN	Member of the Board of Directors	September 16, 2008
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