Form 10-Q
period 2008-12-12
Snowdon Resources CORP
filed 2008-12-15
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52813

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada   V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,500,000 as of December 8, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)
	October 31 2008	April 30 2008

ASSETS

Current
Cash	$156,610	$531,283
Recoverable advance (Note 3)	187,347	-
Recoverable goods and services tax	625	-

	$344,582	$531,283

LIABILITIES

Current
Accounts payable and accrued liabilities	$550	$1,170
Due to related parties (Note 4)	-	66,258
	550	67,428

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
15,500,000 common shares at October 31, 2008 and April 30, 2008	155	155

Additional Paid-in Capital	549,945	549,945

Deficit Accumulated During The Exploration Stage	(206,068)	(86,245)
	344,032	463,855

	$344,582	$531,283

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS		SIX MONTHS		(MARCH 1, 2006)
	ENDED		ENDED		TO
	OCTOBER 31		OCTOBER 31		OCTOBER 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	6,000	-	6,000	-	6,000
Mineral claim payment	-	-	-	-	10,000
Office and sundry	12,729	969	16,006	1,285	23,840
Professional fees	24,138	18,293	24,138	21,119	81,768
Project development	5,250	-	73,679	-	84,460
	48,117	19,262	119,823	22,404	206,068

Net Loss for the period	$(48,117)	$(19,262)	$(119,823)	$(22,404)	$(206,068)

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	15,500,000	10,000,000	15,500,000	10,000,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Six Months ended October 31		Cumulative Period From Inception (March 1, 2006) To October 31, 2008
	2008	2007
Cash Used In Operating Activities
Net loss for the period	$(119,823)	$(22,404)	$(206,068)
Net changes in non-cash operating working capital items:
Recoverable goods and services tax	(625)	-	(625)
Accounts payable and accrued liabilities	(620)	8,292	550
	(121,068)	(14,112)	(206,143)
Cash Flows From (Used In) Financing Activities
Issue of share capital	-	-	550,100
Recoverable advance	(187,347)	-	(187,347)
Advances (to) from related parties	(66,258)	14,312	-
	(253,605)	14,312	362,753

Increase (Decrease) In Cash	(374,673)	200	156,610

Cash, Beginning Of Period	531,283	213	-

Cash, End Of Period	$156,610	$413	$156,610

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION (MARCH 1, 2006) TO OCTOBER 31, 2008

				DEFICIT
	NUMBER			ACCUMULATED
	OF	ADDITIONAL		DURING THE
	COMMON	PAID-IN	PAR	EXPLORATION
	SHARES	CAPITAL	VALUE	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-

March 22, 2006 – Shares issued for cash at $0.00001	10,000,000	-	100	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	-	100	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	-	100	(43,120)	(43,020)

April 4, 2008 – Shares issued for cash at $0.10	5,500,000	549,945	55	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	549,945	155	(86,245)	463,855

Net loss for the period	-	-	-	(119,823)	(119,823)

Balance, October 31, 2008	15,500,000	$549,945	$155	$(206,068)	$344,032

The accompany notes are an integral part of these financial statements.

 SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2008
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

October 31, 2008
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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. However, funds on deposit at this financial institution exceed federally regulated insurance limits.  Accordingly, the Company is at risk for the excess over these limits by approximately $157,000 at October 31, 2008.

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

October 31, 2008
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

October 31, 2008
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

October 31, 2008
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

3.       RECOVERABLE ADVANCE

During the six month period ended October 31, 2008, the Company paid a total of $187,347 ($220,000 CAD) to an Alberta corporation as a recoverable advance in connection with discussions regarding a potential business venture.  The full amount is to be repaid on or before December 17, 2008 should the Company elect to not pursue the business opportunity.  As part of the agreement, a $1,556 fee ($2,000 CAD) was received from the Alberta corporation on November 21, 2008.

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

October 31, 2008
 (Unaudited)
(Stated in U.S. Dollars)

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

The Company has no warrants or other dilutive securities.  On December 2, 2008, the Company filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of December 5, 2008.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On September 30, 2008, the Company entered into an agreement with a privately held company owned by a Director of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable goods and services tax.

On September 30, 2008, the Company entered into an agreement with a significant shareholder of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable goods and services tax.

On September 30, 2008, the Company executed an agreement for office space and administrative support services with a privately held company controlled by a significant shareholder, effective July, 2008 for three years at a rate of $2,500 per month plus applicable goods and services tax.

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation.

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

We are an exploration stage mining company and currently intend to prospect for uranium on our one property which now contains twelve claims. We acquired five claims on April 1, 2006. The claims were re-staked in March, 2008 and increased to a total of twelve. Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 240 acres. All claims are located in Gila County, Arizona. The next phase of our exploration program on these claims requires approximately $66,000, of which $15,000 is a refundable bond.

The Company is considering acquiring further uranium claims in Arizona and subsequent to October 31, 2008 paid $9,562 in order to keep certain additional uranium claims active in Arizona.  The Company is evaluating whether it will acquire the claims.  If it does, the amounts will be expensed.  If it does not, the payments are recoverable.  A decision on acquiring the additional claims is expected by the end of January, 2009.

We have no ore bodies and have not yet generated any revenues from our business operations. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. We raised $550,000 from a public offering in March, 2008. Ultimately, our success or failure will be determined by what we find under the ground. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

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

During the period ended October 31, 2008, the Company paid a total of $187,347 ($220,000 CAD) to an Alberta corporation as a recoverable advance in connection with discussions regarding a potential business venture.  The full amount is to be repaid on or before December 17, 2008 should the Company elect to not pursue the business opportunity.  Discussions regarding the business opportunity are continuing and the Company expects that it will extend the repayment period for a further 30 days to allow adequate time to complete the discussions.  As part of the agreement, a $1,556 fee ($2,000 CAD) was received from the Alberta corporation on November 21, 2008.

The Company has no warrants or other dilutive securities.  On December 2, 2008, the Company filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of December 5, 2008.

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

Results of Operations

From Inception on March 1, 2006 to October 31, 2008

We have no revenue and have incurred a net loss from inception to October 31, 2008 of $206,068.

From inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, our secretary, and from West Peak Ventures of Canada Limited, a corporation controlled by Timothy Brock, one of our shareholders.  These loans have been used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs.  Those loans were fully repaid by October 31, 2008 (April 30, 2008: $66,258).

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. The Company has incurred a deficit of $206,068 from inception to October 31, 2008 and has no revenue. The future of the Company is dependent upon its ability to obtain ongoing financing and eventually, upon future profitable operations from the development of its mineral property.

As of October 31, 2008, cash was in excess of current liabilities by approximately $156,000. Our total assets were $344,582, of which approximately 45% was cash, and approximately 55% was refundable advances and recoverable goods and services tax. Our total liabilities were $550 in accounts payable.

Our milestones outlined above are expected to cost approximately $66,000, of which $15,000 is a refundable bond to be posted in connection with reclamation work. If we acquire the additional claims referred to above, exploration costs will increase. At this time however, the acquisition of those additional claims is not certain and we have no estimate of potential exploration costs that might be incurred if the claims are acquired. Professional fees (legal, accounting, audit, and regulatory reporting), Consulting, and Office and sundry are expected to make up our other main expense categories going forward and we forecast those to annually be in the range of $50,000, $72,000 and $35,000 respectively.

No consideration is given here to possible cash requirements if the Company decides to pursue the potential business opportunity in connection with which we made recoverable advances of $187,347. If the opportunity is not pursued, we expect that those recovered advances, together with existing cash, will cover our cash requirements to the end of our April 30, 2010 fiscal year. If the Company does pursue the potential business opportunity, additional cash will need to be raised either through debt or equity, to replace those advances as well as to cover additional cash requirements resulting from the new business opportunity itself.

      Notable Balance Sheet changes from April 30, 2008 are as follows:

-
Cash decreased approximately $375,000 primarily due to expenditures on project development of our mineral claims (Radon survey and other claim-related costs): $73,679; recoverable advances made in connection with a potential business opportunity: $187,347; repayment of short term advances from related parties to fund start-up costs: $66,258; and professional fees: $24,138.

-	Recoverable advances of $187,347 (April 30, 2008: $Nil) were made, as described above.

Notable changes in results of operations between the interim periods presented are as follows:

-
Project development expenditures increased from Nil in the three months ended October 31, 2007 to $5,250 in the same three month period in 2008, as claim-related work increased. For the six month periods ended at the same respective dates, Project development expenditures increased from Nil to $73,679 as a result of the Radon survey and other claim-related expenditures.

-
Professional fees increased by $5,845 in the three month, year over year period and $3,019 in the six month, year over year period, primarily due to the use of a financial consultant in the current fiscal year for preparation of financial statements and regulatory filings.

-
Office and sundry increased by $11,760 in the three month, year over year period and $14,721 in the six month, year over year period, as the development of the Company’s claims ramped up, with a corresponding increase in general and administrative activity.

-	Consulting fees were higher by $6,000 for both of the comparative periods as the Company commenced paying consulting fees in October, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

On March 10, 2008, we completed our public offering and sold 5,500,000 shares of common stock at an offering price of $0.10 per share for a total of $550,000. No underwriter was involved in our public offering.  Since that time, to December 5, 2008, we have spent the proceeds as follows:

RADON SURVEY AND OTHER CLAIM-RELATED EXPENSES	$86,279
WORKING CAPITAL	50,862
CONSULTING	12,000
REPAYMENT OF RELATED PARTIES	66,258
OFFERING EXPENSES	2,963
TOTAL	$218,362

The Radon survey and other claim-related expenses to date are less than the total of the Geochemical and Geophysical surveys (which the Radon survey replaced) and other claim-related expenses listed in the Use of Proceeds.

We deviated from the Use of Proceeds section in our prospectus in that we spent the following on items not contemplated in that Use of Proceeds section:

Consulting - $12,000
Consulting fees paid for business development, strategic planning, and financing and management advice from a director and from a major shareholder of the Company.

Repayment of related parties - $66,258
As noted above, from the Company’s inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from related parties.  Those loans were used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2008.

SNOWDON RESOURCES CORPORATION

BY:	______Bob____Baker________________________________________
Robert Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3