Form 10-Q
period 2009-03-20
Snowdon Resources CORP
filed 2009-03-23
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52813

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada   V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of Alarge accelerated filer, Aaccelerated filer,@ Anon-accelerated filer,@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,500,000 as of March 16, 2009.

- -

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)
	January 31 2009	April 30 2008
ASSETS

Current
Cash	$100,642	$531,283
Amounts receivable	14,960	-
Prepaid expenses	5,000	-
Recoverable advance (Note 3)	179,168	-
Recoverable goods and services tax	2,324	-

	$302,094	$531,283

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,300	$1,170
Due to related parties (Note 4)	-	66,258
	6,300	67,428
STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued and outstanding:
15,500,000 common shares at January 31, 2009 and April 30, 2008	155	155

Additional Paid-in Capital	549,945	549,945

Deficit Accumulated During The Exploration Stage	(254,306)	(86,245)
	295,794	463,855

	$302,094	$531,283

The accompanying notes are an integral part of these financial statements.

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS		NINE MONTHS		(MARCH 1, 2006)
	ENDED		ENDED		TO
	JANUARY 31		JANUARY 31		JANUARY 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	18,000	-	24,000	-	24,000
Mineral claim payment	-	-	-	-	10,000
Office and sundry	17,205	691	33,211	1,976	41,045
Professional fees	9,117	2,438	33,255	23,557	90,885
Project development	3,916	-	77,595	-	88,376
	48,238	3,129	168,061	25,533	254,306

Net Loss for the period	$(48,238)	$(3,129)	$(168,061)	$(25,533)	$(254,306)

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	15,500,000	10,000,000	15,500,000	10,000,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Nine Months ended January 31		Cumulative Period From Inception (March 1, 2006) To January 31, 2009
	2009	2008
Cash Used In Operating Activities
Net loss for the period	$(168,061)	$(25,533)	$(254,306)
Net changes in non-cash operating working capital items:
Amounts receivable	(14,960)	-	(14,960)
Prepaid expenses	(5,000)	-	(5,000)
Recoverable goods and services tax	(2,324)	-	(2,324)
Accounts payable and accrued liabilities	5,130	(7,127)	6,300
	(185,215)	(32,660)	(270,290)
Cash Flows From (Used In) Financing Activities
Issue of share capital	-	-	550,100
Recoverable advance	(179,168)	-	(179,168)
Advances (to) from related parties	(66,258)	32,826	-
	(245,426)	32,826	370,932

Increase (Decrease) In Cash	(430,641)	166	100,642

Cash, Beginning Of Period	531,283	213	-

Cash, End Of Period	$100,642	$379	$100,642

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION (MARCH 1, 2006) TO JANUARY 31, 2009

				DEFICIT
	NUMBER			ACCUMULATED
	OF	ADDITIONAL		DURING THE
	COMMON	PAID-IN	PAR	EXPLORATION
	SHARES	CAPITAL	VALUE	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-

March 22, 2006 – Shares issued for cash at $0.00001	10,000,000	-	100	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	-	100	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	-	100	(43,120)	(43,020)

April 4, 2008 – Shares issued for cash at $0.10	5,500,000	549,945	55	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	549,945	155	(86,245)	463,855

Net loss for the period	-	-	-	(168,061)	(168,061)

Balance, January 31, 2009	15,500,000	$549,945	$155	$(254,306)	$295,794

The accompany notes are an integral part of these financial statements.

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2009
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

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2009
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

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. However, funds on deposit at this financial institution exceed federally regulated insurance limits.  Accordingly, the Company is at risk for the excess over these limits by approximately $98,000 at January 31, 2009.

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

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2009
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

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2009
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

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2009
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

3.           RECOVERABLE ADVANCE

    During the nine month period ended January 31, 2009, the Company paid a total of $179,168 ($220,000 CAD) to an Alberta corporation as a recoverable advance in connection with discussions regarding a   potential business venture. Discussions are continuing between the parties regarding the potential business venture and the advance remains outstanding. As part of the agreement, a $1,556 fee ($2,000 CAD) was received from the Alberta corporation on November 21, 2008.

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

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2009
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

The Company has no warrants or other dilutive securities.  On December 2, 2008, the Company filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of March 16, 2009.

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

- -

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2009
 (Unaudited)
(Stated in U.S. Dollars)

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

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

- -

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

We are considering acquiring further uranium claims and during the quarter ended January 31, 2009 paid $14,960 in order to keep certain additional uranium claims active in Arizona. We are evaluating whether to acquire the claims.  If we do, the amounts will be expensed.  If we do not, the payments are recoverable. A decision on acquiring the additional claims is expected by the end of our current fiscal year, April 30, 2009.

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

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated, independent contractors. Administrative work will be handled by the director, a part-time bookkeeper, and a financial consultant.

During the period ended January 31, 2009, we paid a total of $187,347 ($220,000 CAD) to an Alberta corporation as a recoverable advance in connection with discussions regarding a potential business venture.  $220,000 CAD was to be repaid on or before December 17, 2008 if we elected to not pursue the business opportunity.  However, discussions regarding the business opportunity are continuing and we expect that a decision to proceed or not will be finalized by the end of our current fiscal year, April 30, 2009. As part of the agreement, a $1,556 fee ($2,000 CAD) was received from the Alberta corporation on November 21, 2008. As adjusted for the closing exchange rate at January 31, 2009, the US dollar amount recoverable was $179,168. A foreign exchange loss of $8,179 was recorded as an expense in the period.

We have no warrants or other dilutive securities.  On December 2, 2008, we filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of March 16, 2009.

- -

Milestones

Phase 1 of our exploration program, consisting of a Radon survey of the claims area was completed in June, 2008. Four recommended drill sites have been identified, and will form the first phase of a drilling program.

The following are our Phase 2 milestones:

1.	We will submit a Plan of Operation to the Tonto National Forest Service to conduct a drill program. Approval can take up to six months. This plan has not been completed.

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

Results of Operations

From Inception on March 1, 2006 to January 31, 2009

We have no revenue and have incurred a net loss from inception to January 31, 2009 of $254,306.

From inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, a director and officer, and from West Peak Ventures of Canada Limited, a corporation controlled by Timothy Brock, one of our shareholders.  These loans were used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs.  The loans were fully repaid by January 31, 2009 (April 30, 2008: $66,258).

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. We have incurred a deficit of $254,306 from inception to January 31, 2009 and have no revenue. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development of our mineral properties.

As of January 31, 2009, our cash was in excess of current liabilities by approximately $94,000. Our total assets were $302,094, of which approximately 33% was cash, 59% was recoverable advances, and 7% was comprised of amounts receivable, recoverable goods and services tax, and prepaid expenses. Our total liabilities were $6,300 in accounts payable, which were consulting fees for January, 2009.

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

No consideration is given here to possible cash requirements if we decide to pursue the potential business opportunity in connection with which we made recoverable advances of $179,168. If the opportunity is not pursued, we expect that those recovered advances, together with existing cash, will cover our cash requirements to the end of our April 30, 2010 fiscal year. If we do pursue the potential business opportunity, additional cash will need to be raised either through debt or equity, to replace those advances as well as to cover additional cash requirements resulting from the new business opportunity itself.

Notable Balance Sheet changes from April 30, 2008 to January 31, 2009 are as follows:

-
Cash decreased approximately $430,000 primarily due to expenditures on project development of our mineral claims (Radon survey and other claim-related costs): $77,595; recoverable advances made in connection with a potential business opportunity: $179,168; repayment of short term advances from related parties to fund start-up costs: $66,258; professional fees: $33,255; consulting fees: $24,000; and rent: $17,875.

-	Recoverable advances of $179,168 (April 30, 2008: $Nil) were made, as described above.

Notable changes in results of operations between the interim periods presented are as follows:

-
Project development expenditures increased from Nil in both 2008 periods presented to $3,916 for the three month period in 2009 and $77,595 for the nine month period in 2009 due to the Radon survey and other claim-related work which commenced in the current year.

-	Other year over year increases of note for the three month and nine month periods are due to the following:
Consulting fees of $6,000 per month commenced in October 2008

Office and sundry – rent of $2,500 per month commenced in July 2008; foreign exchange loss of $8,179 in the current year on the Recoverable advance; and an increase in various filing and reporting costs.

Professional fees increased due to the requirements for accounting, auditing and legal services typical of an early stage public company.

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

Changes in Internal Controls

We have also evaluated our internal control for financial reporting, and there have been no changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

On March 10, 2008, we completed our public offering and sold 5,500,000 shares of common stock at an offering price of $0.10 per share for a total of $550,000. No underwriter was involved in our public offering.  Since that time, to January 31, 2009, we have spent the proceeds as follows:

Radon Survey and other claim-related expenses	$87,326
Working Capital	65,503
Consulting	24,000
Repayment of related parties	66,258
Offering expenses	2,963
Total	$246,050

The Radon survey and other claim-related expenses to date are less than the total of the Geochemical and Geophysical surveys (which the Radon survey replaced) and other claim-related expenses listed in the Use of Proceeds.

We deviated from the Use of Proceeds section in our prospectus in that we spent the following on items not contemplated in that Use of Proceeds section:

Consulting - $24,000
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

- -

ITEM 6.   EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

- -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2009.

                                      SNOWDON RESOURCES CORPORATION

BY:	_ “R.M. Baker”_______________________________________
Robert Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

- -

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

10.1	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation				X

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock				X

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.				X

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3