Form 10-K
period 2009-04-30
Snowdon Resources CORP
filed 2009-08-11
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED APRIL 30, 2009

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
Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:  Yes [   ]  No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 1, 2009: $467,500.

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

We are an exploration stage mining company. We have no ore bodies. We intend to prospect for uranium on our properties. Currently we have one property which contains twelve claims. We acquired five claims on April 1, 2006 from Maggie-May Minerals, Inc. which is not affiliated with us. The claims were re-staked in March, 2008 and increased to a total of twelve.

In July, 2009, we entered into an agreement to acquire five Arizona State leases and two additional claims. As of the date of this report, title to those leases and claims has not yet been transferred to us. Further details are provided under Item 2, Properties.

Claims

The following is a list of the claims which we currently own, as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim number, name, date of location and date of expiration. All claims that we currently own are located in Gila County, Arizona.

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

In order to keep claims in good standing, a claim maintenance fee in the amount of US$140 per claim must be paid by to the BLM each year on or before September 1 and there is no grace period. We will not cause the claims to expire as a result of not paying the required maintenance fees, provided that mineralized material is found. In the event that our exploration program does not locate mineralization of interest, we will allow claims to expire and cease operations related to those claims.

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

Recommendations were made to complete the following drill holes to determine the size, depth and grade of the uranium channel mineralization. The recommended drill holes to complete the first phase of a drilling program were as follows:

Drill Hole	UTM East	UTM North

DH #1	503600	94600
DH #2	503950	94500
DH #3	503440	94400
DH #4	503360	94300

In a subsequent report prepared for us by Dr. Karen Wenrich (Exhibit 10.4), Wenrich recommends that any drilling should not be centered on the above sites, which were Radon anomalies, surmising that the source of the Radon is displaced from the anomaly.  She cites the report from Dr. Michael G. Reimer (included as Appendix 1 to her report) in support of this recommendation.  Reimer discusses both shallow and deeper drilling and recommends that the results of any first drilling should guide subsequent drilling, as opposed to committing a drilling program to the four sites noted above. He also recommends testing groundwater for radon, to help determine sites for additional drilling. He concludes by stating “Using geologic and hydrologic information, it may be possible to estimate the distance of displacement of the central anomaly. In any case, further studies should be flexible in modifying the location of sampling as new data become available.”

The recommendations of Wenrich and Reimer suggest that further fieldwork and sampling is necessary prior to deciding on the type and the location of an initial drilling phase. However, current economic conditions and the opportunity to acquire the rights to certain additional properties in two nearby Arizona counties has led us to re-evaluate and postpone further work on the CR claims, as described below.

Status of Our Proposed Exploration Program

The exploration program for our CR claims is now on hold, pending improved conditions for fundraising in the equity markets. We intend to limit exploration program expenditures on those properties until there is greater certainty in our view that our cash reserves can be replenished through further equity offerings. The five State leases that we will be acquiring (see Item 2, Properties) will require expenditures of approximately $70,000 over the next twelve months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties. As the CR claims only require an annual payment to the BLM totaling $1,680, our available funding for exploration work will need to be prioritized to the new state leases. As with the work so far on our CR claims, the exploration work on the new properties will be prospecting for uranium with the goal of identifying mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

We have completed the Radon survey on our CR claims as described above. The Radon survey was more extensive than originally contemplated and allowed us to replace certain previously planned exploration steps. Those were, establishing a survey grid, geological mapping of the rock structures, soil sampling and analysis, a radiometric survey, and a magnetometer survey. Total claim related expenditures to April 30, 2009 were $88,376 compared to an original Use of Proceeds estimate of $100,430.

At present, our property should be considered undeveloped raw land. Work to date has included the staking of twelve contiguous lode claims, the required filing with both county and federal agencies and the radon survey together with related fieldwork and consulting. Maintenance fees due to the BLM totaling $1,680 for the CR claims as noted above are due on or before September 1 every year.  The Use of Proceeds for Drilling and Development were originally estimated at a combined total of $309,570. No amounts have been spent on those items to date.

The following is our original plan and milestones for exploration of the CR claims.  This plan is now being deferred and re-evaluated, with priority as noted above, to be given to mandated expenditures on the state leases that we will be acquiring. When sufficient funds are available for further exploration work on the CR claims, we will need to take into account the recommendations of Dr. Wenrich and Dr. Reimer with respect to the initial drilling locations and the need for additional data, possibly including groundwater testing. An entirely different type of drilling program (e.g. more widespread, shallow drilling) than that proposed in item 2 below could result. This would essentially change the current plan for Phase 2 in its entirety.

CR Claims Exploration Plan - Phase 2 (Now deferred and subject to re-evaluation)

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

Uranium in General

Background

The primary use of uranium oxide (“U3O8” or “uranium”) is as a fuel for nuclear power generation. The market for uranium has historically been prone to extreme high and low commodity prices. Commercial demand for uranium began to grow dramatically in the early 1970s as significant numbers of new orders were made for nuclear reactors, but at that time, uranium prices were severely depressed. In January 1973, the price for uranium was US$5.95 per pound (US$13.12 per kilogram). Uranium production began to exceed demand in anticipation of projected reactor construction at that time. The spot uranium price increased significantly and the price reached a peak of nearly US$43.40 per pound (US$95.68 per kilogram) in June 1978. However, the financial impact of retrofitting reactors under construction, the need for approved and anticipated new reactors to meet new environmental regulations, and public fears concerning the Three Mile Island, Pennsylvania event in 1979, resulted in many planned and ordered reactors being cancelled throughout the world. Although the demand for uranium continued to grow in France and Japan, the level of demand did not reach the levels originally predicted and by 1984, a surplus inventory of uranium existed. In the twelve months preceding the date of this report, uranium prices have ranged from US$40 per pound to just under US$65 per pound. Current price is just under US$50 per pound.

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

The demand for U3O8 is directly linked to electrical generation by nuclear power plants. Annual fuel consumption by western nations has increased from approximately 73 million pounds of U3O8 in 1980 to approximately 160 million pounds of U3O8 in 2005. The World Nuclear Association and Cameco estimated worldwide uranium production and consumption in 2006 at 103 million and 177 million pounds and in 2007 at 109 million and 174 million pounds. Cameco’s 2007 annual financial review stated that “The uranium market supply and demand fundamentals remained strong in 2007, indicating a need for more primary mine production over the coming decade.” The cost structure of nuclear power generation, which has higher capital costs and lower fuel costs than most other forms of power generation, requires nuclear plants to be kept operating at high capacities in order to achieve optimal economics. As a result, nuclear generation provides baseload electrical power making the demand for uranium fuel more predictable than most other fuels. Demand forecasts for uranium depend largely on forecasts of installed and operable nuclear power generation capacity, regardless of economic fluctuations or the demand for other forms of power.

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

The World Nuclear Association (the “WNA”) reported that worldwide uranium fuel consumption attributed to fuel reactors in 2004 was 173 million pounds. The 2003 Nuclear Energy Agency/Organization for Economic Cooperation and Development Red Book projects that demand will increase to between 191 and 224 million pounds of U3O8 by 2020, representing an annual growth rate of between 0.6% and 1.7%.

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

Production of uranium in the US has declined to approximately 2.3 million pounds in 2004 from 43.7 million pounds in 1980, while US demand for uranium is currently over 55 million pounds. This demand and supply imbalance is significant and President George W. Bush stated publicly that energy supply including uranium is a key strategic issue for the US.

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

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $140 (previously $125) per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by September 1 of each year. We have paid this fee through September 1, 2009. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption.

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

We believe that we are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

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

Cost of Compliance With Environmental Laws

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

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time and devote varying percentages of their time to our operation, depending on their individual responsibilities with the Company. Some such as Robert Baker are required to have a more significant time commitment for us than are other officers or directors.

Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors handle much of our administrative duties, delegating and managing those where possible through personnel of Sweetwater Capital Corporation.  Financial statements and regulatory filings are prepared with the assistance of an outside financial consultant who is not under contract.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.	PROPERTIES.

Claims

The following is a list of the claims which we currently own, as filed with Bureau of Land Management, hereinafter the “BLM,” showing the claim number, name of claims, date of location and date of expiration for claims. All of these claims are located in Gila County, Arizona.

BLM Serial
No. (AMC #)	Claim Name	Date of Location	Date of Expiration

390227	CR # 1	February 28, 2008	September 1, 2009
390228	CR # 2	February 28, 2008	September 1, 2009
390229	CR # 3	February 28, 2008	September 1, 2009
390230	CR # 4	February 28, 2008	September 1, 2009
390231	CR # 5	February 28, 2008	September 1, 2009
390232	CR # 6	February 28, 2008	September 1, 2009
390233	CR # 7	February 28, 2008	September 1, 2009
390234	CR # 8	February 28, 2008	September 1, 2009
390235	CR # 9	February 28, 2008	September 1, 2009
390236	CR # 10	February 28, 2008	September 1, 2009
390237	CR # 11	February 28, 2008	September 1, 2009
390238	CR # 12	February 28, 2008	September 1, 2009

The five Arizona State leases which we will acquire under the terms of an agreement dated July 20, 2009 (the agreement was included as an Exhibit to our report on form 8-K filed on July 24, 2009) are as follows:

Arizona
State
Section	Permit	Permit
Number	Date	Number	County	Township	Range	Acres

2	1 Jun 07	08-111685	Coconino	38N	3W	661.24
16	1 Jun 07	08-111687	Mohave	39N	4W	640.00
32	17 Nov 06	08-111081	Mohave	37N	5W	640.00
32e	1 Jun 07	08-111686	Mohave	38N	4W	639.41
36	14 Dec 06	08-111148	Mohave	38N	6W	640.00

Mohave County is west of and adjoining Coconino county. Gila County, where our existing claims are located, is south of and adjoining Coconino County.

The two Arizona mining claims which we will acquire under the terms of the same agreement dated July 20, 2009 are as follows:

	Date of	Coconino	BLM Serial
Claim Name	Location	County No.	No. (AMC #)	Township	Range	Section

TR #20	19 Feb 08	3480264	392039	39N	2W	26
TR #21	19 Feb 08	3480265	392040	39N	2W	26

As with our current claims, the annual maintenance fee on these two additional claims will be $140 each, due on or before September 1.

ITEM 3.            LEGAL PROCEEDINGS

We are not presently a party to any litigation or pending legal proceeding.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended April 30, 2009, there were no matters submitted to a vote of our shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares may be traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “SWDO.”  A summary of trading by quarter for the 2009 and 2008 fiscal years is as follows:

		High Bid	Low Bid
2009
	Fourth Quarter 2/01/09 to 4/30/09	$0.15	$0.05
	Third Quarter 11/01/08 to 1/31/09	$0.25	$0.02
	Second Quarter 8/01/08 to 10/31/08	$0.00	$0.00
	First Quarter 5/01/08 to 7/31/08	$0.00	$0.00
2008
	Fourth Quarter 2/01/08 to 4/30/08	$0.00	$0.00
	Third Quarter 11/01/07 to 1/31/08	$0.00	$0.00
	Second Quarter 8/01/07 to 10/31/07	$0.00	$0.00
	First Quarter 5/01/07 to 7/31/07	$0.00	$0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

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

Since that time, to April 30, 2009, we have spent the proceeds as follows:

		Use of	Differences
		Proceeds As	See
		Described in	Description of
	Actual Use of	the SB-2	Material
	Proceeds to	Registration	Changes
	April 30, 2009	Statement	Below
1) Radon Survey and claim-related expenses	$88,376	$0	$(88,376)
2) Geochemical and Geophysical survey
and related expenses	0	100,430	100,430
3) Drilling	0	151,200	151,200
4) Development	0	158,370	158,370
5) Working Capital	72,488	110,000	37,512
6) Consulting	42,000	0	(42,000)
7) Repayment of related parties advances	66,258	0	(66,258)
8) Offering expenses	2,963	30,000	27,037
Total	$272,085	$550,000	$277,915

1) & 2) - The Radon survey and related expenses totaled $88,376. That Radon survey replaced the Geochemical and Geophysical surveys and their related expenses that were projected to total $100,430 while achieving equivalent results. The selection of the Radon survey methodology therefore resulted in a net saving to date of $12,054 which is available for further property survey work.

3) - No expenditures have yet been incurred for Drilling. The drilling sites recommended in the Radon survey were re-evaluated in subsequent reports from Dr. Karen Wenrich and Dr. Michael Reimer, wherein they recommend that a drill program would need to be redesigned, based on additional fieldwork and data analysis. As noted above however, the exploration program for the CR claims is now indefinitely postponed, and the redesigned drilling work was put on hold before any drilling commenced. Therefore no amounts have been assessed against the drilling allocation of $151,200.

4) - Development work on the property was always planned to occur after the survey and drilling programs were completed. As we are not yet at that point, no development expenditures have yet been incurred. Given the hold placed on the overall work program on the CR property and that fact that the new state leases have not yet been acquired, it will be some time before development costs are incurred on any of the properties.  Therefore no amounts have been assessed against the development allocation of $158,370.

5) - Working capital of $110,000 in the Use of Proceeds was intended to cover as long a period as possible. We are minimizing the use of working capital as much as we can, given the uncertainties around obtaining additional financing, due to currently adverse economic and financial market conditions. To April 30, 2009 we had limited our expenditures of working capital to $72,488, leaving $37,512 for further working capital use.

6) & 7) - We deviated from the Use of Proceeds section in our registration statement in that we spent the following amounts on items not contemplated in that original Use of Proceeds:

Consulting - $42,000
Consulting fees paid for business development, strategic planning, and financing and management advice from a director ($21,000) and from a major shareholder of the Company ($21,000).

Repayment of related parties advances - $66,258
As noted above, from the Company’s inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from related parties.  Those loans were used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs. Those amounts were repaid during the year ended April 30, 2009.

8) - We overestimated the requirement for Offering Expenses in the Use of Proceeds section of our registration statement. Actual cost was only $2,963 compared to our estimate of $30,000. As a result, we have under spent by $27,037. Offering expenses consist of legal services, accounting fees, fees due to the transfer agent, printing expenses and filing fees in connection with the offering.

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

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. No revenues are anticipated until we can locate and begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Ultimately, our success or failure will be determined by what we find under the ground. Our exploration program will now be prioritized on our new properties to be acquired in Mohave and Coconino counties, Arizona. Over the next twelve months, those properties will require us to meet an exploration expenditure commitment to the State of Arizona of approximately $64,000, along with state rental and filing fees and BLM maintenance fees totaling approximately $6,000.

Our consulting and rental commitments total approximately $102,000 for the next twelve months while professional fees for the same period are expected to total approximately $45,000. We are projecting various other costs including shareholder reporting, filing and general and administrative items to total approximately $10,000 for the same twelve months.  Cash and prepaid items at April 30, 2009 totaled approximately $253,000 or $26,000 in excess of the total of all of the above amounts. We had no current liabilities at April 30, 2009.  We are therefore reasonably well funded for the next twelve months but will need new funding shortly after that period is over.  We will attempt to raise additional money through a private placement, public offering or through loans, possibly in the form of convertible debt.

We will be conducting research in the form of exploration, primarily on the state leases that we will be acquiring in Arizona. Our CR claims exploration program is now on hold and our new properties have not yet been acquired. Therefore the detailed exploration program to be entered into on the new properties has not been planned out. It is a priority for management to plan the most effective use of the mandated exploration expenditure on those new properties. We want not only to maintain the rights to them but to expend the committed funds in a manner most likely to result in locating mineralized deposits.

We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in a property if we find mineralized materials. Rather, we intend to try to develop the reserves ourselves.

We do not intend to hire any employees at this time. All of the work on the properties will be conducted by unaffiliated, independent contractors. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

Phase 1 of our exploration program on our CR claims, consisting of the Radon survey and related work as described above, has been completed. As discussed, further exploration work on this property is now on hold, with priority to be given to the five Arizona state leases to be acquired in Mohave and Coconino counties.

As originally planned, Phase 2 consisted of a drilling program at four specific sites identified in the Radon survey.  Based on recommendations in the subsequent reports from Dr. Karen Wenrich and Dr. Michael Reimer, that drill program would need to be redesigned, based on additional fieldwork and data analysis. As noted however, the exploration program for the CR claims is now indefinitely postponed. An exploration program for the state leases is yet to be finalized and new milestones will be established as part of that process.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Also, new equity financing could result in additional dilution to existing shareholders.

Results of Operations

We acquired one property containing five claims. We re-staked those claims in February, 2008 and added a further seven contiguous claims, for a total of twelve claims covering 240 acres.  We have no revenue and have incurred a net loss from inception to April 30, 2009 of $279,931 as a result of staking costs, a mineral claim payment, exploration costs, consulting fees, accounting and legal expenses, and office and sundry costs.

Year ended April 30, 2009 compared to the year ended April 30, 2008

-	Consulting expenses of $42,000 were incurred in the 2009 fiscal year for financing, strategic planning and business development advice. We had no similar costs in fiscal 2008.
-
Office and sundry costs were higher in 2009 than in 2008 primarily due to rent and administrative support services that commenced in July 2008, a share transaction reporting service commenced in 2009 and increases in various filing service costs and fees.

-
Property exploration costs were higher in the 2009 fiscal year as we began exploration work on our CR claims. Costs in 2009 included claim maintenance fees, a Radon survey and related reports, plus fieldwork.

-
Professional fees increased due to new costs incurred through the use of a financial consultant for preparation of financial statements and regulatory filings, as well as coordination with our accountants. In addition, as our exploration activity increased, the level of accounting activity also went up, increasing the amount of work required from our accountants in connection with quarterly reviews and our year end audit.

Year ended April 30, 2008 compared to the year ended April 30, 2007

-	Office and sundry costs were higher in fiscal year 2008 ($4,572) than in 2007 ($2,962) primarily due to transfer agent fees in connection with our public offering.
-	Professional fees increased (2008: $27,772 compared to 2007: $9,858) for the same reason, as well as due to timing of year end audit fees for 2007.
-	Project development costs in 2008 of $10,781 (2007: $Nil) were for re-staking the CR claims.

Notable balance sheet changes from April 30, 2008 to April 30, 2009 are as follows:

-
Cash decreased approximately $283,000 primarily due to expenditures on exploration of our mineral claims (Radon survey and other claim-related costs): $77,595; repayment of short term advances from related parties that were used to fund start-up costs: $66,258; professional fees: $38,390; consulting fees: $42,000; office and sundry costs including rent:$35,701; advances in connection with the state leases and new claims to be acquired: $14,960; and prepayment of rent and administrative services: $5,000.

-	Amounts receivable increased due to the advances in connection with the state leases and new claims to be acquired, plus payment of Goods and Services Taxes that are recoverable.
-	Prepaid expenses increased due to the prepayment of rent and administrative services as part of a quarterly payment made in advance.
-	Due to related parties balances were repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans.

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

As of April 30, 2009, our total assets, all of which were current, were $270,169, and our total liabilities were $Nil. Cash requirements for the next twelve months, as noted above, are estimated to be approximately $227,000.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Snowdon Resources Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Snowdon Resources Corporation (an exploration stage company) (the “Company”) as at April 30, 2009 and 2008 and the related statements of operations, cash flows, and stockholders’ equity (deficiency) for the years then ended and for the cumulative period from inception, March 1, 2006, to April 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the cumulative period from inception, March 1, 2006, to April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Vancouver, Canada	“Morgan & Company”

August 4, 2009	Chartered Accountants

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2009	2008

ASSETS

Current
Cash	$247,853	$531,283
Amounts receivable (Note 9)	17,316	-
Prepaid expenses	5,000	-

	$270,169	$531,283

LIABILITIES

Current
Accounts payable and accrued liabilities	$-	$1,170
Due to related parties (Note 4)	-	66,258
	-	67,428

STOCKHOLDERS’ EQUITY

Capital Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
15,500,000 common shares at April 30, 2009 and 2008	155	155

Additional Paid-in Capital	549,945	549,945

Deficit Accumulated During The Exploration Stage	(279,931)	(86,245)
	270,169	463,855

	$270,169	$531,283

Commitments And Contractual Obligations (Note 7)
Subsequent Event (Note 9)

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 1
			2006 TO
	YEARS ENDED APRIL 30		APRIL 30
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
Consulting fees	42,000	-	42,000
Impairment of mineral claim interest	-	-	10,000
Office and sundry	35,701	4,572	43,535
Property exploration costs	77,595	10,781	88,376
Professional fees	38,390	27,772	96,020
	193,686	43,125	279,931

Net Loss For The Period	$(193,686)	$(43,125)	$(279,931)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	15,500,000	10,390,710

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 1
			2006 TO
	YEARS ENDED APRIL 30		APRIL 30
	2009	2008	2009

Cash Flows (Used In) Provided By:

Operating Activities
Net loss for the period	$(193,686)	$(43,125)	$(279,931)
Net changes in non-cash operating working capital
items:
Amounts receivable	(17,316)	-	(17,316)
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable and accrued liabilities	(1,170)	(8,830)	-
Unrealized foreign exchange loss	(35,962)	-	(35,962)
	(253,134)	(51,955)	(338,209)
Financing Activities
Issue of share capital	-	550,000	550,100
(Repayments) advances (to) from related parties	(66,258)	33,025	-
	(66,258)	583,025	550,100

Effect of translation on foreign exchange currency cash	35,962	-	35,962

(Decrease) Increase In Cash	(283,430)	531,070	247,853

Cash, Beginning Of Period	531,283	213	-

Cash, End Of Period	$247,853	$531,283	$247,853

Supplemental Cash Flow Information
Cash Activities:
Interest paid (received)	$(2,000)	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
 (Stated in U.S. Dollars)

 PERIOD FROM INCEPTION (MARCH 1, 2006) TO APRIL 30, 2009

				DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-

March 22, 2006 – Shares issued
for cash at $0.00001	10,000,000	100	-	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	100	-	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	100	-	(43,120)	(43,020)

April 4, 2008 – Shares issued
for cash at $0.10	5,500,000	55	549,945	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	155	549,945	(86,245)	463,855

Net loss for the year	-	-	-	(193,686)	(193,686)

Balance, April 30, 2009	15,500,000	$155	$549,945	$(279,931)	$270,169

The accompany notes are an integral part of these financial statements.

 SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

1.         NATURE OF OPERATIONS

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 1, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining claims.  Upon location of a commercial mineable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

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

April 30, 2009 and 2008
(Stated in U.S. Dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)         Cash

Cash consists of cash on deposit with a high quality, major financial institution, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.  At April 30, 2009 approximately $164,000 of cash held on deposit was in excess of the bank’s government-mandated insurance limits.

c)         Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral  property acquisition  costs  are  initially  capitalized  when  incurred  using  the guidance in EITF 04-02,  "Whether Mineral Rights Are Tangible Or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting For Impairment Or Disposal Of Long Lived Assets" at each fiscal quarter end.  When it has  been  determined  that a  mineral property can be economically  developed as a result of establishing  proven and probable  reserves,  the costs then incurred to develop such  property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

d)         Long-lived Assets

In accordance with SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant  decreases in the market price of the asset;  significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount  originally  expected for the acquisition or construction of the  asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current  expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)         Long-lived Assets (Continued)

Recoverability is assessed  based on the carrying  amount of the asset and its  fair  value  which  is  generally  determined  based on the sum of the undiscounted  cash flows  expected to result from the use and the  eventual disposal of the asset, as well as specific  appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

e)         Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, "Accounting For Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

f)         Use of Estimates and Assumptions

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

g)         Financial Instruments

The carrying values of cash, amounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada and approximately 70% of its assets at April 30, 2009 are denominated in Canadian dollars, giving rise to exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. By May 5, 2009, the majority of Canadian dollar denominated assets were converted to US dollars, resulting in a realized foreign exchange loss subsequent to April 30, 2009 of approximately $33,000.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 h)        Environmental Costs

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

 i)         Income Taxes

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

j)          Basic and Diluted Net Income (Loss) Per Share

The Company reports net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  The Company has no options or warrants or other dilutive securities and therefore no dilutive potential shares. As the Company generated net losses in the periods presented, any exercise of options or warrants, if there were any, would be anti-dilutive. For those reasons, basic and diluted loss per share are the same.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)         Foreign Currency Translation

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

l)          Concentration of Credit Risk

The Company does not have any concentration of related financial credit risk.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”.  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective November 1, 2008.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets.  This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, (FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In June 2008, the FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”).  FSP EITF 03-601 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No.128, “Earnings per Share”.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is not required to adopt FSP EITF 03-6-1; neither does it believe that FSP EITF 03-6-1 would have a material effect on its financial position and results of operations if adopted.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term.  At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g. employee exercise patterns by industry and/ or other categories of companies) would, over time, become readily available to companies.  Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under available circumstances, the use of the simplified method beyond December 31, 2007.  The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2010.  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

4.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended April 30, 2009, the Company carried out a number of transactions with related parties in the normal course of business and are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.  The exchange amount was negotiated, established and agreed to by the related parties as if they were dealing at arm’s length.

The following are related party transactions for the years ended April 30, 2009 and 2008 that are not disclosed elsewhere in these financial statements:

•	The Company paid consulting fees and rent to related parties in the amount of $67,375 (2008 - $Nil);
•	The amounts due to related parties of $Nil (2008 - $66,258) are unsecured and interest free with no specific terms of repayment.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

5.         MINERAL CLAIM INTERESTS

During the year ended April 30, 2006, the Company acquired a 100% interest in five mineral claims located in Gila County, Arizona, USA.  The consideration for the acquisition was a cash payment of $10,000, which represented reimbursement of the cost paid by the vendor for the mineral claims.

The claims were re-staked in February, 2008 and a further seven contiguous claims were added.  In order to keep the claims in good standing, a claim maintenance fee in the amount of $140 per claim must be paid to the Bureau of Land Management each year on or before September 1st.

During the year ended April 30, 2009, the Company expended $77,595 (2008 - $10,781) on exploration and development of these claims.

6.	CAPITAL STOCK

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.  On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. The shares were issued on April 4, 2008.The Company has no stock options or stock option plan, share purchase warrants or other dilutive securities.

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On September 30, 2008, the Company entered into an agreement with a privately held company owned by a director of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes.

On September 30, 2008, the Company entered into an agreement with a significant shareholder of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes.

On September 30, 2008, the Company executed an agreement for office space and administrative support services with a privately held company controlled by a significant shareholder, effective July, 2008 for three years at a rate of $2,500 per month plus applicable taxes.

The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation or other matters.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

8.	INCOME TAXES

a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2009	2008

Net loss for the year	$(193,686)	$(43,125)
Statutory tax rate	34%	35%

Computed expected (benefit) income taxes	(65,850)	(15,094)
Increase in valuation allowance	65,850	15,094

	$-	$-

b)	Significant components of deferred income tax assets are as follows:

	2009	2008

Operating losses carried forward	$96,036	$30,186
Valuation allowance	(96,036)	(30,186)

	$-	$-

The Company has available losses for income tax purposes of approximately $269,930 which, if unutilized will expire through to 2029. Subject to certain restrictions, the Company has mineral property expenditures of $10,000 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009 and 2008
(Stated in U.S. Dollars)

9.	SUBSEQUENT EVENT

On July 20, 2009, the Company entered into an agreement whereby it will acquire the rights, title and interest to five Arizona State leases and two claims. Under the terms of the agreement, the consideration to be provided by the Company includes cancellation of debt owed to it totaling $20,260 (of which $14,960 was included in amounts receivable at April 30, 2009) and a 1% net smelter return royalty to a maximum of $400,000.  Ownership of the leases and claims has not yet been transferred to the Company.  The Company will be required to expend approximately $70,000 over the next 12 months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the period from inception on March 1, 2006 to April 30, 2009, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

PART III

ITEM 9A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2009. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Robert Baker	55	president, principal executive officer, treasurer,
885 Pyrford Road		principal accounting officer, and principal financial
West Vancouver, British Columbia		officer, secretary and a member of the board of
Canada V7S 2A2		directors

Terence Schorn	74	vice president of exploration and a member of
5353 Aspen Drive		the board of directors
West Vancouver, British Columbia
Canada V7W 3E4

David Hackman	66	member of the board of directors
2420 North Huachuca Drive
Tucson, Arizona 85745

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

On December 3, 2008, Robert M. Baker was appointed president, principal accounting officer, principal executive officer, principal financial officer and treasurer. Mr. Baker replaced Elden Schorn who resigned at that time from those positions, as well as his position as a director of the company. Mr. Schorn did not have any dispute with us regarding our operations, policies or practices. Since March 1, 2006, Mr. Baker has been our secretary and a member of the board of directors. From June 2003 to January 5, 2006, Mr. Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Global Green Solutions Inc. (formerly High Grade Mining Inc.).  On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with Global Green Solutions and he continues to hold the positions of secretary and a member of the board of directors. From May 27, 2005 to July 31, 2007, Mr. Baker was secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors and since July 31, 2007, he has been the president, principal executive officer, treasurer, principal financial officer and principal accounting officer of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. From January 2004 to May 2007, Mr. Baker was a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. On May 15, 2007, Mr. Baker resigned as a director. His resignation was not as a result of any disagreement with Sterling Gold Corp. From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

Since March 1, 2006, Terence Schorn has been our vice president of exploration and a member of our board of directors. Mr. Schorn is a graduate of the Haileybury School of Mines, holds a diploma in Gemology and has over forty-five years experience in the mineral industry. Mr. Schorn is also a Professional Geoscientist, registered with the Association of Professional Engineers and Geoscientists of British Columbia as well as an Accredited Gemologist. From January 2001 to March 2009, Mr. Schorn was president and a director of War Eagle Mining Company Inc., an exploration stage mining company conducting exploration activity in Mexico whose shares are presently listed for trading on the TSX Venture Exchange (the “TSXV”) in Canada. In March 2009, Mr. Schorn resigned as president but continues as a director of and consultant to War Eagle Mining Company, Inc. Mr. Schorn is also a director of Yankee Hat Minerals and Shoreham Resources Ltd., both of which trade on the TSXV.

Since March 1, 2006, David Hackman has been a member of our board of directors. From July 2000 to April 2006, Mr. Hackman was Vice President and Director of War Eagle Mining Company, Inc., an exploration stage mining company conducting exploration activity in Mexico. He continued as a director of that company until March 2009. From January 1996 to June 2000 Mr. Hackman was Vice President of Exploration, President and Director, Silver Eagle Resources Ltd., an exploration stage mining company. From February 1990 to December 1995, Mr. Hackman was President, Liximin Inc. Tucson-based mineral exploration and mine development company specializing in mineral deposits amenable to hydrometallurgical processing. From June 1976 of January 1990, Mr. Hackman was Principal, SAGE Associates, Inc. Tucson-based minerals engineering and exploration consulting business that provided regional geological exploration, detailed geologic mapping, air photo interpretation, preliminary mine evaluation, geochemical and geophysical surveys and exploration drilling. From December 1971 to June 1974, Mr. Hackman was a geologist for ALCOA. He directed the exploration of a copper deposit at San Antonio de la Huerta, Sonora, Mexico. Program included surface and underground mapping, diamond drilling, and interpretation of the geology in conjunction with geophysical data. He developed feasibility studies and financial analyses to determine the appropriate mining method. Mr. Hackman holds a Bachelor of Science degree in geophysical engineering from Colorado School of Mines (1964); a Master of Science degree in geophysical engineering from the University of Arizona (1971); and, Doctor of Philosophy degree in geological engineering from the University of Arizona (1982).

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

Audit Committee and Charter

We do not have a separately designated, independent audit committee.  Audit committee functions are performed by our board of directors, only one of whom is currently deemed independent. Two of our directors also hold positions as our officers. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. Specifically with respect to audit committee responsibilities, our board met once last year.  All directors participated in the meeting.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience necessary to be considered an audit committee financial expert as defined in SEC rules implementing SOX Section 407.  We will attempt to locate a person qualified, available and willing to serve as an independent director and as our audit committee financial expert.

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
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	Sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Elden Schorn	2009	0	0	0	0	0	0	0	0
Former President &	2008	0	0	0	0	0	0	0	0
Treasurer (to Dec 3, 2008)	2007	0	0	0	0	0	0	0	0

Terence Schorn	2009	0	0	0	0	0	0	0	0
Vice President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Robert M. Baker	2009	0	0	0	0	0	0	0	0
President, Treasurer &	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is April 30.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Elden Schorn
(resigned Dec 3, 2008)	0	0	0	0	0	0	0

Terence Schorn	0	0	0	0	0	0	0

Robert M. Baker	0	0	0	0	0	0	0

David Hackman	0	0	0	0	0	0	0

On September 30, 2008, the Company entered into an agreement with a privately held company owned and controlled by Robert Baker for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes.

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

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below possess sole voting and dispositive power with respect to the shares.

Name and Address Beneficial Ownership [1]	Number of Shares	Percentage of Ownership

Terence Schorn	0	0.00%
5353 Aspen Drive
West Vancouver, British Columbia
Canada V7W 3E4

Robert Baker [2]	5,000,000	32.23%
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

David Hackman	0	0.00%
2420 North Huachuca Drive
Tucson, Arizona 85745
All Officers and Directors	5,000,000	32.23%
as a Group (3 persons)

Timothy Brock [3]	5,000,000	32.23%
5866 Eagle Island
West Vancouver, British Columbia
Canada

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.

[3]	Mr. Brock holds title to his common stock in the name of West Peak Ventures of Canada Limited, a British Columbia corporation, which he owns and controls.

Future Sales by Existing Stockholders

In March 2006, 5,000,000 shares of common stock were issued to Woodburn Holdings Ltd, a corporation owned and controlled by our secretary, Robert M. Baker and 5,000,000 shares of common stock were issued to West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock, all of which, subject to volume restrictions, are free trading securities.  Woodburn Holdings Ltd. and West Peak Ventures of Canada Limited could each sell up to 155,000 shares quarterly.  If they do sell their stock into the market, such sales could cause the market price of the stock to drop.

Because an officer/director and a major shareholder control us, other shareholders’ ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares because of the ineffective voting power of the non-controlling shareholders.

Changes in Control

There are no present arrangements which may result in a change in control of our Company.

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

Woodburn Holdings, Ltd. and West Peak Ventures of Canada Limited advanced a total of $66,258 for claim staking, legal and accounting expenses. The advances were repaid in full by October, 2008.

Since April 30, 2008, we had the following transactions with a related person, promoter, or control person, as defined in Regulation S-K, Item 404, other than any compensation payments already detailed:

-	We paid $25,375 for rent and administrative services to Sweetwater Capital Corporation, a company controlled by Timothy Brock, a Related Person and whose president is Robert Baker, a Related Person.

Director Independence

Our directors are Robert Baker, Chairman and Secretary, Terence Schorn, Vice President, Exploration, and David Hackman.  Mr. Hackman is an independent director.

PART IV

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$23,650	Morgan & Company, Chartered Accountants
2008	$17,200	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$	Nil	Morgan & Company, Chartered Accountants
2008	$	Nil	Morgan & Company, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$	Nil	Morgan & Company, Chartered Accountants
2008	$	Nil	Morgan & Company, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$	Nil	Morgan & Company, Chartered Accountants
2008		$800	Morgan & Company, Chartered Accountants

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

ITEM 15.	EXHIBITS

Exhibit Number	Document Description
10.4	Preliminary Report on CR Claim Group

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2009.

SNOWDON RESOURCES CORPORATION

BY:	ROBERT M. BAKER
Robert M. Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, Secretary and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

Robert M. Baker	ROBERT M. BAKER	August 6, 2009
President, Principal Executive Officer, Treasurer
Principal Financial Officer, Principal Accounting
Officer, Secretary and a member of the Board of Directors

Terence Schorn	TERENCE SCHORN	August 6, 2009
Vice President of Exploration and member of the
Board of Directors

David Hackman	DAVID HACKMAN	August 6, 2009
Member of the Board of Directors

EXHIBIT INDEX

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

10.1	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation	10-Q	3/23/09	10.1

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock	10-Q	3/23/09	10.2

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.	10-Q	3/23/09	10.3

10.4	Preliminary Report on CR Claim Group			10.4	X

10.5	Agreement to Acquire Five State Leases and Two Mining Claims	8-K	7/24/09	10.5

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3