Form 10-Q
period 2009-09-21
Snowdon Resources CORP
filed 2009-09-21
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,500,000 as of September 16, 2009.

--

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)

	July 31 2009	April 30 2009

ASSETS

Current
Cash	$220,699	$247,853
Amounts receivable (Note 6(v))	24,630	17,316
Prepaid expenses	7,784	5,000
	$253,113	$270,169

LIABILITIES

Current
Accounts payable and accrued liabilities	$14,498	$-

STOCKHOLDERS’ EQUITY

Capital Stock (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
15,500,000 common shares at July 31, 2009 and April 30, 2009	155	155

Additional Paid-in Capital	549,945	549,945

Deficit Accumulated During The Exploration Stage	(311,485)	(279,931)
	238,615	270,169

	$253,113	$270,169

Commitments And Contractual Obligations (Note 6)

The accompanying notes are an integral part of these financial statements.

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months ended July 31, 2009	Three Months ended July 31, 2008	Cumulative Period From Inception (March 1, 2006) To July 31, 2009

Revenue	$-	$-	$-

Expenses
Consulting fees	25,142	-	67,142
Impairment of mineral claim interest	-	-	10,000
Office and sundry	6,412	3,277	49,947
Property exploration costs	-	68,429	88,376
Professional fees	-	-	96,020
	31,554	71,706	311,485

Net Loss For The Period	$(31,554)	$(71,706)	$(311,485)

Basic And Diluted Loss Per Common Share	$0.00	$0.00

Weighted Average Number Of Common Shares Outstanding	15,500,000	15,500,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Three Months ended July 31, 2009	Three Months ended July 31, 2008	Cumulative Period From Inception (March 1, 2006) To July 31, 2009
Cash Used In Operating Activities
Net loss for the period	$(31,554)	$(71,706)	$(311,485)
Net changes in non-cash operating working capital items:
Amounts receivable	(7,314)	-	(24,630)
Prepaid expenses	(2,784)	(2,930)	(7,784)
Accounts payable and accrued liabilities	14,498	(1,170)	14,498
Unrealized foreign exchange loss	-	-	(35,962)
	(27,154)	(75,806)	(365,363)
Cash Flows From (Used In) Financing Activities
Issue of share capital	-	-	550,100
Repayments to related parties	-	(18,555)	-
	-	(18,555)	550,100

Effect Of Translation On Foreign Exchange Currency Cash	-	-	35,962

Increase (Decrease) In Cash	(27,154)	(94,361)	220,699

Cash, Beginning Of Period	247,853	531,283	-

Cash, End Of Period	$220,699	$436,922	$220,699

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid (received)	$-	$-	$(2,000)
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION (MARCH 1, 2006) TO JULY 31, 2009

				DEFICIT
	NUMBER			ACCUMULATED
	OF	ADDITIONAL		DURING THE
	COMMON	PAID-IN	PAR	EXPLORATION
	SHARES	CAPITAL	VALUE	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-

March 22, 2006 – Shares issued for cash at $0.00001	10,000,000	-	100	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	-	100	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	-	100	(43,120)	(43,020)

April 4, 2008 – Shares issued for cash at $0.10	5,500,000	549,945	55	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	549,945	155	(86,245)	463,855

Net loss for the year	-	-	-	(193,686)	(193,686)

Balance, April 30, 2009	15,500,000	$549,945	$155	$(279,931)	$270,169

Net loss for the period	-	-	-	(31,554)	(31,554)

Balance, July 31, 2009	15,500,000	549,945	155	(311,485)	238,615

The accompany notes are an integral part of these financial statements.

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2009
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

Basis of presentation

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 2009 audited financial statements and notes thereto.  Results of this period are not necessarily indicative of the results for the year ending April 30, 2010.

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

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2009
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

      b)  Cash

Cash consists of cash on deposit with a high quality, major financial institution, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.  At July 31, 2009 approximately $220,000 of cash held on deposit was in excess of the bank’s government-mandated insurance limits.

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

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2009
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

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Financial Instruments

The carrying values of cash, amounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada but less than 2% of its assets at July 31, 2009 are denominated in Canadian dollars. Therefore the Company’s exposure to market risks from changes in foreign currency rates at that date is minimal. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     h)   Basic and Diluted Net Income (Loss) Per Share

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

i) Foreign Currency Translation

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

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the period ended July 31, 2009, the Company carried out a number of transactions with related parties in the normal course of business and those are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.  The exchange amount was negotiated, established and agreed to by the related parties as if they were dealing at arm’s length.

The following are related party transactions for the periods ended July 31, 2009 and 2008 that are not disclosed elsewhere in these financial statements:

•	The Company paid consulting fees and rent to related parties in the amount of $25,500 (2008 - $2,625);
•	The amounts due to related parties of $6,325 (2008 - $47,703) are unsecured and interest free with no specific terms of repayment.

4.           MINERAL CLAIM INTERESTS

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

During the period ended July 31, 2009, the Company expended $Nil (2008 - $68,429) on exploration of these claims.

See also Note 6 (v) regarding additional mineral leases and claims to be acquired.

--

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

5.	CAPITAL STOCK

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.  On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. The shares were issued on April 4, 2008.  The Company has no stock options or stock option plan, share purchase warrants or other dilutive securities.

6.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i.
On September 30, 2008, the Company entered into an agreement with a privately held company owned by a director of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes.

ii.
On September 30, 2008, the Company entered into an agreement with a significant shareholder of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes.

iii.
On September 30, 2008, the Company executed an agreement for office space and administrative support services with a privately held company controlled by a significant shareholder, effective July, 2008 for three years at a rate of $2,500 per month plus applicable taxes.

iv.	The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation or other matters.

v.
On July 20, 2009, the Company entered into an agreement whereby it will acquire the rights, title and interest to five Arizona State leases and two claims. Under the terms of the agreement, the consideration to be provided by the Company includes cancellation of debt owed to it totaling $20,260 (included in amounts receivable at July 31, 2009) and a 1% net smelter return royalty to a maximum of $400,000.  Rights to the leases and claims have not yet been transferred by the State of Arizona to the Company.  The Company will be required to expend approximately $70,000 over the next 9 months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties.

--

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

We are an exploration stage mining company and currently intend to prospect for uranium on properties which now contain twelve claims. We acquired five claims on April 1, 2006. The claims were re-staked in March, 2008 and increased to a total of twelve. Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 240 acres. All claims are located in Gila County, Arizona.

In July, 2009, we entered into an agreement to acquire the following five Arizona State leases and two additional claims. As of the date of this report, formal title to those leases and claims has not yet been transferred to us, as quit claim documentation has not yet been completed and filed with the State of Arizona. We expect that process to be completed by the end of September 2009.

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

We have no ore bodies and have not yet generated any revenues from our business operations. Accordingly, we must raise cash from sources other than the sale of minerals found on the properties. We raised $550,000 from a public offering in March, 2008. Ultimately, our success or failure will be determined by what we find under the ground. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and have determined it is economical to extract the ore.

We do not intend to hire any employees at this time. All of the work on the property will be conducted by unaffiliated, independent contractors. Administrative work will be handled by the director, a part-time bookkeeper, a part-time regulatory filer, and a financial consultant.

We have no warrants or other dilutive securities.  On December 2, 2008, we filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of September 18, 2009.

Status of Our Proposed Exploration Program

Phase 1 of our exploration program, consisting of a Radon survey of the claims area was completed in June, 2008. Four recommended drill sites were identified, to form the first phase of a proposed drilling program.

A subsequent report prepared for us by Dr. Karen Wenrich recommended that any drilling should not be centered on the above sites, which were Radon anomalies, surmising that the source of the Radon is displaced from the anomaly.  In an appendix to that report, Dr. Michael G. Reimer supports Wenrich’s recommendation.  Reimer discusses both shallow and deeper drilling and recommends that the results of any first drilling should guide subsequent drilling, as opposed to committing a drilling program to the four sites noted above. He also recommends testing groundwater for radon, to help determine sites for additional drilling. He concludes by stating “Using geologic and hydrologic information, it may be possible to estimate the distance of displacement of the central anomaly. In any case, further studies should be flexible in modifying the location of sampling as new data become available.”

The recommendations of Wenrich and Reimer suggest that further fieldwork and sampling is necessary prior to deciding on the type and the location of an initial drilling phase. However, current economic conditions and the opportunity to acquire the rights to the additional properties in two nearby Arizona counties as described above has led us to re-evaluate and postpone further work on the CR claims, as described below.

We intend to limit exploration program expenditures on the CR properties until there is greater certainty in our view that our cash reserves can be replenished through further equity offerings. The five State leases that we will be acquiring will require expenditures of approximately $70,000 over the next nine months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties. As the CR claims only require an annual payment to the BLM totaling $1,680, our available funding for exploration work will need to be prioritized to the new state leases. As with the work so far on our CR claims, the exploration work on the new properties will be prospecting for uranium with the goal of identifying mineralized material.

When sufficient funds are available for further exploration work on the CR claims, we will need to take into account the recommendations of Dr. Wenrich and Dr. Reimer with respect to the initial drilling locations and the need for additional data, possibly including groundwater testing. An entirely different type of drilling program (e.g. more widespread, shallow drilling) than that originally proposed could result. This would essentially change the original plan for Phase 2 drilling in its entirety.

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

Results of Operations

From Inception on March 1, 2006 to July 31, 2009

We have no revenue and have incurred a net loss from inception to July 31, 2009 of $311,485.

From inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, a director and officer, and from West Peak Ventures of Canada Limited, a corporation controlled by Timothy Brock, one of our shareholders.  These loans were used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs.  The loans were fully repaid in the year ended April 30, 2009 (April 30, 2008: $66,258).

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. We have incurred a deficit of $311,485 from inception to July 31, 2009 and have no revenue. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development of our mineral properties.

As of July 31, 2009, our cash was in excess of current liabilities by approximately $206,000. Our total assets were $253,113 of which approximately 87% was cash, 10% was amounts receivable, and 3% was prepaid expenses. Our total liabilities were $14,498 in accounts payable, which were primarily consulting fees for June and July, 2009.

As noted above, the five State leases that we will be acquiring will require expenditures of approximately $70,000 over the next nine months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties. Professional fees (legal, accounting, audit, and regulatory reporting), Consulting, and Office and sundry are expected to make up our other main expense categories going forward and we forecast those to annually be in the range of $50,000, $72,000 and $45,000 respectively.

Therefore we expect that our existing cash will cover our cash requirements to the end of our April 30, 2010 fiscal year. Additional funding will need to be raised either through debt or equity, to cover ongoing cash requirements after that.

Notable Balance Sheet changes from April 30, 2009 to July 31, 2009 are as follows:

-
Cash decreased approximately $27,000 primarily due to expenditures on Consulting fees ($25,000) and Office and sundry ($6,000), an increase in Amounts receivable ($7,000) and Prepaid expenses ($3,000), offset by an increase in Accounts payable ($14,000).

-	The increase in Amounts receivable was primarily due to further advances in connection with the additional mineral properties to be acquired.

-	Accounts payable primarily increased due to unpaid consulting fees for June and July, 2009.

Notable changes in results of operations between the interim periods presented are as follows:

-	Consulting fees of $6,000 per month commenced in Oct, 2008. In addition, there were consulting fees of approximately $7,000 in the current period in connection with due diligence work.
-
Project development expenditures decreased from $68,429 in the 2008 period presented to $Nil for the three month period in 2009 due to the exploration program for our CR claims being put on hold, as explained above.

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

On March 10, 2008, we completed our public offering and sold 5,500,000 shares of common stock at an offering price of $0.10 per share for a total of $550,000. No underwriter was involved in our public offering.  Since that time, to July 31, 2009, we have spent the proceeds as follows:

		Use of	Differences
		Proceeds As	See
		Described in	Description of
	Actual Use of	the SB-2	Material
	Proceeds to	Registration	Changes
	July 31, 2009	Statement	Below
1) Radon Survey and claim-related expenses	$88,376	$0	$(88,376)
2) Geochemical and Geophysical survey
and related expenses	0	100,430	100,430
3) Drilling	0	151,200	151,200
4) Development	0	158,370	158,370
5) Working Capital	78,900	110,000	31,100
6) Consulting	67,142	0	(67,142)
7) Repayment of related parties advances	66,258	0	(66,258)
8) Offering expenses	2,963	30,000	27,037
Total	$303,639	$550,000	$246,361

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

5) - Working capital of $110,000 in the Use of Proceeds was intended to cover as long a period as possible. We are minimizing the use of working capital as much as we can, given the uncertainties around obtaining additional financing, due to currently adverse economic and financial market conditions. To July 31, 2009 we had limited our expenditures of working capital to $78,900, leaving $31,100 for further working capital use.

6) & 7) - We deviated from the Use of Proceeds section in our registration statement in that we spent the following amounts on items not contemplated in that original Use of Proceeds:

Consulting - $67,142
Consulting fees paid for business development, strategic planning, and financing and management advice from a director ($30,000) and from a major shareholder of the Company ($30,000), and $7,142 on due diligence work.

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

8) - We overestimated the requirement for Offering Expenses in the Use of Proceeds section of our registration statement. Actual cost was only $2,963 compared to our estimate of $30,000. As a result, we have under spent by $27,037. Offering expenses consist of legal services, accounting fees, transfer agent fees, printing expenses and filing fees in connection with the offering.

--

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of September, 2009.

SNOWDON RESOURCES CORPORATION

BY:	_ “R.M. Baker”_______________________________________
Robert Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

--

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	SB-2	6/06/06	3.1

3.2	Bylaws.	SB-2	6/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/06/06	4.1

10.1	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation	10-Q	3/23/09	10.1

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock	10-Q	3/23/09	10.2

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.	10-Q	3/23/09	10.3

10.4	Preliminary Report on CR Claim Group	10-K	8/11/09	10.4

10.5	Agreement to Acquire Five State Leases and Two Mining Claims	8-K	7/24/09	10.5

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	6/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3

--