Form 10-Q
period 2009-12-15
Snowdon Resources CORP
filed 2009-12-15
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
15,500,000 as of December 8, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)
	October 31 2009	April 30 2009

ASSETS

Current
Cash	$111,479	$247,853
Amounts receivable (Note 6(v))	25,852	17,316
Prepaid expenses	35,000	5,000
	$172,331	$270,169

LIABILITIES

Current
Accounts payable and accrued liabilities	$13,532	$-

STOCKHOLDERS’ EQUITY

Capital Stock (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:
15,500,000 common shares at October 31, 2009 and April 30, 2009	155	155

Additional Paid-in Capital	549,945	549,945

Deficit Accumulated During The Exploration Stage	(391,301)	(279,931)
	158,799	270,169

	$172,331	$270,169

Commitments And Contractual Obligations (Note 6)

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS		SIX MONTHS		(MARCH 1, 2006)
	ENDED		ENDED		TO
	OCTOBER 31		OCTOBER 31		OCTOBER 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees	32,029	6,000	57,171	6,000	99,171
Impairment of mineral claim interest	-	-	-	-	10,000
Office and sundry	17,604	12,729	24,016	16,006	67,551
Professional fees	28,171	24,138	28,171	24,138	124,191
Propery exploration costs	2,012	5,250	2,012	73,679	90,388
	79,816	48,117	111,370	119,823	391,301

Net Loss for the period	$(79,816)	$(48,117)	$(111,370)	$(119,823)	$(391,301)

Basic And Diluted Loss Per Common
Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	15,500,000	15,500,000	15,500,000	15,500,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Six Months Ended October 31			Cumulative Period From Inception (March 1, 2006) To October 31, 2009
	2009	2008
Cash Used In Operating Activities
Net loss for the period	$(111,370)	$(119,823)		$(391,301)
Net changes in non-cash operating working capital items:
Amounts receivable	(8,536)	(625)		(25,852)
Prepaid expenses	(30,000)	-		(35,000)
Accounts payable and accrued liabilities	13,532	(620)		13,532
Unrealized foreign exchange loss	-	-		(35,962)
	(136,374)	(121,068)		(474,583)
Cash Flows From (Used In) Financing Activities
Issue of share capital	-	-		550,100
Recoverable advance	-	(187,347)		-
Repayments to related parties	-	(66,258)		-
	-	(253,605)		550,100

Effect Of Translation On Foreign Exchange Currency Cash	-	-		35,962

Increase (Decrease) In Cash	(136,374)	(374,673)		111,479

Cash, Beginning Of Period	247,853	531,283

Cash, End Of Period	$111,479	$156,610		$111,479

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid (received)	$-	$-	$
Income taxes paid	$-	$-		$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION (MARCH 1, 2006) TO OCTOBER 31, 2009

				DEFICIT
	NUMBER			ACCUMULATED
	OF	ADDITIONAL		DURING THE
	COMMON	PAID-IN	PAR	EXPLORATION
	SHARES	CAPITAL	VALUE	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-

March 22, 2006 – Shares issued for cash at $0.00001	10,000,000	-	100	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	-	100	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	-	100	(43,120)	(43,020)

April 4, 2008 – Shares issued for cash at $0.10	5,500,000	549,945	55	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	549,945	155	(86,245)	463,855

Net loss for the year	-	-	-	(193,686)	(193,686)

Balance, April 30, 2009	15,500,000	$549,945	$155	$(279,931)	$270,169

Net loss for the period	-	-	-	(111,370)	(111,370)

Balance, October 31, 2009	15,500,000	549,945	155	(391,301)	158,799

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.          NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A. on March 1, 2006.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the “FASB” Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  SFAS 168 is effective for the Company as of the quarter ended October 31, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s financial statements.  The only impact was that references to authoritative accounting literature are in accordance with the Codification.  The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a) Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the guidance originally issued in FASB Statement No. 7, Accounting and Reporting for Development Stage Enterprises (codified in ASC 915, Development Stage Entities) as it devotes substantially all of its efforts to acquiring and exploring mineral properties.  Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

b)	Cash

Cash consists of cash on deposit with a high quality, major financial institution, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.  At October 31, 2009 approximately $109,000 of cash held on deposit was in excess of the bank’s government-mandated insurance limits.

c) Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, Whether Mineral Rights Are Tangible or Intangible Assets. The Company assesses the carrying costs for impairment according to the guidance originally issued in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (codified in ASC 360 Property, Plant and Equipment and ASC 205 Presentation of Financial Statements) at each fiscal quarter end.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d) Long-lived Assets

In accordance with guidance originally issued in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in ASC 360 Property, Plant and Equipment and ASC 205 Presentation of Financial Statements), the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

e) Asset Retirement Obligations

The Company follows the guidance originally issued in FASB Statement No. 143, Accounting For Asset Retirement Obligations (codified in ASC 410 Asset Retirement and Environmental Obligations), which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

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

October 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Financial Instruments

The carrying values of cash, amounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada but less than 2% of its assets at October 31, 2009 are denominated in Canadian dollars. Therefore the Company’s exposure to market risks from changes in foreign currency rates at that date is minimal. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     h)   Basic and Diluted Net Income (Loss) Per Share

The Company reports net income (loss) per share in accordance with the guidance originally issued in FASB Statement No. 128 Earnings Per Share (codified in ASC 260 Earnings Per Share), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  The Company has no options or warrants or other dilutive securities and therefore no dilutive potential shares. As the Company generated net losses in the periods presented, any exercise of options or warrants, if there were any, would be anti-dilutive. For those reasons, basic and diluted loss per share are the same.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the period ended October 31, 2009, the Company carried out a number of transactions with related parties in the normal course of business and those are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.  The exchange amount was negotiated, established and agreed to by the related parties as if they were dealing at arm’s length.

The following are related party transactions for the periods ended October 31, 2009 and 2008 that are not disclosed elsewhere in these financial statements:

•	The Company paid consulting fees and rent to related parties in the amount of $54,000 (2008 - $16,375);
•	The Company prepaid $30,000 in consulting fees to a company controlled by a major shareholder.
•	The amounts due to related parties of $9,000 (2008 - $Nil) are unsecured and interest free with no specific terms of repayment.

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

During the period ended October 31, 2009, the Company expended $2,012 (2008 - $73,679) on exploration and maintenance of these claims.

See also Note 6 (v) regarding additional mineral leases and claims to be acquired.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

October 31, 2009
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

i.
On September 30, 2008, the Company entered into an agreement with a privately held company owned by a director of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes. The monthly rate was increased to $6,000 per month plus applicable taxes effective October 1, 2009.

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

iv.
Effective December 1, 2009, the Company entered into an agreement for public relations services. Compensation under the agreement consists of 250,000 restricted common shares of the Company, to be issued at the start of the agreement; a cash fee of $4,000 per month; and $500 per month for media monitoring and live media database. The agreement has a twelve month term and may be canceled by either party on thirty days written notice.

v.
On July 20, 2009, the Company entered into an agreement whereby it will acquire the rights, title and interest to five Arizona State leases and two claims. Under the terms of the agreement, the consideration to be provided by the Company includes cancellation of debt owed to it totaling $20,260 (included in amounts receivable at October 31, 2009) and a 1% net smelter return royalty to a maximum of $400,000.  Rights to the leases and claims have not yet been transferred by the State of Arizona to the Company.  The Company will be required to expend approximately $70,000 over the next 9 months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties.

vi.	The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation or other matters.

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

In July, 2009, we entered into an agreement to acquire the following five Arizona State leases and two additional claims. As of the date of this report, formal title to those leases and claims has not yet been transferred to us, as quit claim documentation has not yet been completed and filed with the State of Arizona. We now expect that process to be completed by the end of December 2009.

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

We have no warrants or other dilutive securities.  On December 2, 2008, we filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of December 8, 2009.

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

We intend to limit exploration program expenditures on the CR properties until there is greater certainty in our view that our cash reserves can be replenished through further equity offerings. The five State leases that we will be acquiring will require expenditures of approximately $70,000 over the next six months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties. As the CR claims only require an annual payment to the BLM totaling $1,680, our available funding for exploration work will need to be prioritized to the new state leases. As with the work so far on our CR claims, the exploration work on the new properties will be prospecting for uranium with the goal of identifying mineralized material.

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

Results of Operations

From Inception on March 1, 2006 to October 31, 2009

We have no revenue and have incurred a net loss from inception to October 31, 2009 of $391,301.

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

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. We have incurred a deficit of $391,301 from inception to October 31, 2009 and have no revenue. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development of our mineral properties.

As of October 31, 2009, our cash was in excess of current liabilities by approximately $98,000. Our total assets were $172,331 of which approximately 65% was cash, 17% was amounts receivable, and 20% was prepaid expenses. Our total liabilities were $13,352 in accounts payable, which were primarily consulting fees for October, 2009.

As noted above, the five State leases that we will be acquiring will require expenditures of approximately $70,000 over the next six months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties. Professional fees (legal, accounting, audit, and regulatory reporting), Consulting, and Office and sundry are expected to make up our other main expense categories going forward and we forecast those to annually be in the range of $50,000, $72,000 and $45,000 respectively.

Therefore we expect that our existing cash, receivables and prepaid expenses will cover our cash requirements to the end of our April 30, 2010 fiscal year. Additional funding will need to be raised either through debt or equity, to cover ongoing cash requirements after that.

Notable Balance Sheet changes from April 30, 2009 to October 31, 2009 are as follows:

-
Cash decreased approximately $136,000 primarily due to expenditures on Consulting fees ($57,000), Office and sundry ($24,000), and Professional fees ($28,000), an increase in Amounts receivable ($9,000) and Prepaid expenses ($30,000), offset by an increase in Accounts payable ($14,000).

•	Office and sundry is comprised mainly of Rent ($15,000), Administrative costs ($4,000), and Filing fees ($6,000).
•	Professional fees are comprised of Legal ($1,000) and Accounting and Audit costs ($27,000).
•
The increase in Amounts receivable was primarily due to further advances in connection with the additional mineral properties to be acquired ($7,000) and a higher recoverable amount of Goods and Services tax ($1,000).

•	Prepaid expenses are comprised of $30,000 in prepaid consulting fees in connection with due diligence work.
•	Accounts payable primarily increased due to unpaid consulting fees for October, 2009.

Notable changes in results of operations between the interim periods presented are as follows:

-	Consulting fees of $6,000 per month commenced in Oct, 2008. In addition, there were consulting fees of approximately $18,000 in the current six month period in connection with due diligence work.

-
Office and sundry increased approximately $5,000 year over year for the three month period and approximately $8,000 for the six month period due primarily to higher administrative costs. There was also no rent expense for two months in the 2008 periods ($5,000).

-
Property exploration costs decreased from $73,679 in the 2008 six month period to $2,012 for the same month period in 2009 due to the exploration program for our CR claims being put on hold, as explained above. The current period costs are for claim maintenance fees.

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

On March 10, 2008, we completed our public offering and sold 5,500,000 shares of common stock at an offering price of $0.10 per share for a total of $550,000. No underwriter was involved in our public offering.  Since that time, to October 31, 2009, we have spent the proceeds as follows:

		Use of
		Proceeds As	Differences
	Actual Use of	Described in	See Description
	Proceeds to	the SB-2	of Material
	October 31, 2009	Registration Statement	Changes Below
1) Radon Survey and claim-related expenses	$90,388	$0	$(90,388)
2) Geochemical and Geophysical survey
and related expenses	0	100,430	100,430
3) Drilling	0	151,200	151,200
4) Development	0	158,370	158,370
5) Working Capital	124,675	110,000	(14,675)
6) Consulting	99,171	0	(99,171)
7) Repayment of related parties advances	66,258	0	(66,258)
8) Offering expenses	2,963	30,000	27,037
Total	$383,455	$550,000	$166,545

1) & 2) - The Radon survey and related expenses totaled $90,388. That Radon survey replaced the Geochemical and Geophysical surveys and their related expenses that were projected to total $100,430 while achieving equivalent results. The selection of the Radon survey methodology therefore resulted in a net saving to date of $10,042 which is available for further property survey work.

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

5) - Working capital of $110,000 in the Use of Proceeds was intended to cover as long a period as possible. We are minimizing the use of working capital as much as we can, given the uncertainties around obtaining additional financing, due to currently adverse economic and financial market conditions. To October 31, 2009 we had limited our expenditures of working capital to $124,675, which is $14,675 in excess of the original allocation from the placement proceeds.

6) & 7) - We deviated from the Use of Proceeds section in our registration statement in that we spent the following amounts on items not contemplated in that original Use of Proceeds:

Consulting - $99,171
Consulting fees paid for business development, strategic planning, and financing and management advice from a director ($42,000) and from a major shareholder of the Company ($39,000), and $18,171 on due diligence work.

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

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.6	Agreement for Public Relations Services

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2009.

SNOWDON RESOURCES CORPORATION

BY:	_ “R.M. Baker”_______________________________________
Robert M. Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	SB-2	6/06/06	3.1

3.2	Bylaws.	SB-2	6/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/06/06	4.1

10.1	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation	10-Q	3/23/09	10.1

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock	10-Q	3/23/09	10.2

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.	10-Q	3/23/09	10.3

10.4	Preliminary Report on CR Claim Group	10-K	8/11/09	10.4

10.5	Agreement to Acquire Five State Leases and Two Mining Claims	8-K	7/24/09	10.5

10.6	Agreement for Public Relations Services				X

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	6/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3