Form 10-Q
period 2010-03-22
Snowdon Resources CORP
filed 2010-03-22
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52813

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada   V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 606-7979
(telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]   NO [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]  NO [X]

As of March 16, 2010, there were 15,500,000 shares of the registrant’s Common Stock outstanding

Forward Looking Statements.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned projects;

·	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Snowdon” means Snowdon Resources Corporation, unless the context clearly requires otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)

	January 31 2010	April 30 2009
ASSETS

Current
Cash	$12,503	$247,853
Amounts receivable	6,413	17,316
Prepaid expenses	51,056	5,000

	$69,972	$270,169

LIABILITIES

Current
Accounts payable and accrued liabilities	$5,581	$-
Commitments And Contractual Obligations (Note 6)
Subsequent Events (Note 7)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 5)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued and outstanding:
15,500,000 common shares at January 31, 2010 and April 30, 2009	155	155

Additional Paid-in Capital	549,945	549,945
Shares To Be Issued (Note 6)	33,750	-
Deferred Compensation (Note 6)	(28,125)	-

Deficit Accumulated During The Exploration Stage	(491,334)	(279,931)
	64,391	270,169

	$69,972	$270,169

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
	THREE MONTHS		NINE MONTHS		(MARCH 1, 2006)
	ENDED		ENDED		TO
	JANUARY 31		JANUARY 31		JANUARY 31
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	55,195	18,000	112,366	24,000	154,366
Mineral claim payment	-	-	-	-	10,000
Office and sundry	17,894	17,205	41,910	33,211	85,445
Professional fees	4,643	9,117	32,814	33,255	128,834
Property exploration costs	22,301	3,916	24,313	77,595	112,689
	100,033	48,238	211,403	168,061	491,334

Net Loss for the period	$(100,033)	$(48,238)	$(211,403)	$(168,061)	$(491,334)

Basic And Diluted Loss Per Common
Share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	15,500,000	15,500,000	15,500,000	15,500,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Nine Months ended January 31		Cumulative Period From Inception (March 1, 2006) To January 31, 2010
	2010	2009
Cash Used In Operating Activities
Net loss for the period	$(211,403)	$(168,061)	$(491,334)
Non-cash consulting services	5,625	-	5,625
Net changes in non-cash operating working capital items:
Amounts receivable	10,903	(17,284)	(6,413)
Prepaid expenses	(46,056)	(5,000)	(51,056)
Accounts payable and accrued liabilities	5,581	5,130	5,581
Unrealized foreign exchange loss	-	-	(35,962)
	(235,350)	(185,215)	(573,559)
Cash Flows From (Used In) Financing Activities
Issue of share capital	-	-	550,100
Recoverable advance	-	(179,168)	-
Advances (to) related parties	-	(66,258)	-
	-	(245,426)	550,100

Effect of Translation On Foreign Exchange Currency Cash	-	-	35,962

Increase (Decrease) In Cash	(235,350)	(430,641)	12,503

Cash, Beginning Of Period	247,853	531,283	-

Cash, End Of Period	$12,503	$100,642	$12,503

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

January 31, 2010
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

Basis of presentation and going concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $491,334 for the period from March 1, 2006 (inception) to January 31, 2010 and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties. The Company plans to continue as a going concern by  raising additional capital, primarily through the issuance of common shares and / or debt securities. There can be no assurance that the Company will be successful in developing its properties or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended April 30, 2009. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the April 30, 2009 financial statements has been omitted. The results of operations for the nine month period ended January 31, 2010 are not necessarily indicative of results for the entire year ending April 30, 2010.
In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)
2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Cash consists of cash on deposit with a high quality, major financial institution, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.  At January 31, 2010 approximately $8,000 of cash held on deposit was in excess of the bank’s government-mandated insurance limits.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
January 31, 2010
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
g) Financial Instruments
The carrying values of cash, amounts receivable and accounts payable and accrued liabilities approximate their fair value because of the short maturity of these instruments. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada and 51% of its assets at January 31, 2010 are denominated in Canadian dollars. While the Company does have an exposure to market risks from changes in foreign currency rates, the dollar value of the assets in question (approximately $36,000) is not large at that date. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i) Foreign Currency Translation
The Company’s functional currency is the U.S. dollar.  Transactions in Canadian dollars are translated into U.S. dollars as follows:

i)	monetary items at the rate prevailing at the balance sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.
      Gains and losses on translation are recorded in the statement of operations.

3.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING
During the nine  month period ended January 31, 2010, the Company carried out a number of transactions with related parties in the normal course of business and those are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.  The exchange amount was negotiated, established and agreed to by the related parties as if they were dealing at arm’s length.

The following are related party transactions for the nine month period ended January 31, 2010 that are not disclosed elsewhere in these financial statements:

•	The Company paid consulting fees and rent to related parties in the amount of $88,500 (2009 - $41,875);
•	The Company prepaid $30,000 in consulting fees to a company controlled by a major shareholder. The prepaid balance remaining at January 31, 2010 was $18,000.
•	No amounts were due to related parties at January 31, 2010 (2009 - $6,300).

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)
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
On July 20, 2009, the Company entered into an agreement whereby it would acquire the rights, title and interest in five Arizona State leases and two claims. Under the terms of the agreement, the consideration to be provided by the Company includes cancellation of debt owed to it totaling $20,260 and a 1% net smelter return royalty to a maximum of $400,000.  Rights to the leases and claims were to be transferred by the State of Arizona to the Company.  Effective February 11, 2010, the Company entered into a further agreement whereby the leases will not be transferred to the Company. However, in recognition of its expenditures on the leases, the Company will receive an amount equal to 25% of the royalty paid to the State of Arizona for any mineral production from lands included in those leases. In turn, from the royalty that it receives, the Company will pay out a 1% net smelter return royalty, to a maximum of $400,000, to one company and 20% of the remainder to another company.

During the nine month period ended January 31, 2010, the Company expended $2,012 (2009 - $77,595) on exploration and maintenance of its claims and $22,301 in development costs related to the five Arizona State leases. The costs related to the five leases were initially recorded as receivables but have now been expensed and charged to property exploration costs.

5.	CAPITAL STOCK
On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.

On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. The shares were issued on April 4, 2008.
The Company has no warrants or other dilutive securities.  On December 2, 2008, the Company filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of March 16, 2010.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
January 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

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

iv.
Effective December 1, 2009, the Company entered into an agreement for public relations services. Compensation under the agreement consists of 250,000 restricted common shares of the Company, to be issued at the start of the agreement; a cash fee of $4,000 per month; and $500 per month for media monitoring and live media database. The agreement has a twelve month term and may be canceled by either party on thirty days written notice. The shares have not yet been issued, have a fair value of $33,750, and are included in Shares To Be Issued. During the period ended January 31, 2010, $5,625 of the shares’ value was expensed and charged to Consulting fees during the period, leaving the Deferred Compensation balance of $28,125.

v.
The Company has arranged for consulting services in connection with due diligence work on potential new projects at a rate of $4,000 CAD per month plus applicable goods and services tax. No written agreement has been concluded.

vi.	The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation or other matters.
7.	SUBSEQUENT EVENTS
Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date the financial statements were issued.

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

In July, 2009, we entered into an agreement to acquire the following five Arizona State leases and two additional claims. Formal title to those leases and claims has not yet been transferred to us, as quit claim documentation has not yet been completed and filed with the State of Arizona. We entered into a further agreement effective February 11, 2010 whereby the leases will not be transferred to us. However, in recognition of our expenditures on the leases, we will receive an amount equal to 25% of the royalty paid to the State of Arizona for any mineral production from lands included in those leases. In turn, from any royalty that we receive, we will pay out a 1% net smelter return royalty, to a maximum of $400,000, to one company and 20% of the remainder to another company.

Arizona
State
Section	Permit	Permit
Number	Date	Number	County	Township	Range	Acres

2	1 Jun 07	08-111685	Coconino	38N	3W	661.24
16	1 Jun 07	08-111687	Mohave	39N	4W	640.00
32	17 Nov 06	08-111081 (i)	Mohave	37N	5W	640.00
32e	1 Jun 07	08-111686	Mohave	38N	4W	639.41
36	14 Dec 06	08-111148	Mohave	38N	6W	640.00
(i)	Subsequently renumbered as 08-114280
Mohave County is west of and adjoining Coconino County. Gila County, where our existing claims are located, is south of and adjoining Coconino County.

The two Arizona mining claims which we may acquire under the terms of the same agreement dated July 20, 2009 are as follows:

	Date of	Coconino	BLM Serial
Claim Name	Location	County No.	No. (AMC #)	Township	Range	Section

TR #20	19 Feb 08	3480264	392039	39N	2W	26
TR #21	19 Feb 08	3480265	392040	39N	2W	26

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

We have no warrants or other dilutive securities.  On December 2, 2008, we filed a registration statement with the SEC on Form S-8 to register 10,000,000 common shares underlying options available to be issued through a new nonqualified stock option plan.  No options have been issued as of March 16, 2010.

Status of Our Proposed Exploration Program - Gila County Claims

Phase 1 of our exploration program, consisting of a Radon survey of the claims area was completed in June, 2008. Four recommended drill sites were identified, to form the first phase of a proposed drilling program.

A subsequent report prepared for us by a consultant, Dr. Karen Wenrich, recommended that any drilling should not be centered on the above sites, which were Radon anomalies, surmising that the source of the Radon is displaced from the anomaly.  In an appendix to that report another consultant, Dr. Michael G. Reimer, supports Wenrich’s recommendation.  Reimer discusses both shallow and deeper drilling and recommends that the results of any first drilling should guide subsequent drilling, as opposed to committing a drilling program to the four sites noted above. He also recommends testing groundwater for radon, to help determine sites for additional drilling. He concludes by stating “Using geologic and hydrologic information, it may be possible to estimate the distance of displacement of the central anomaly. In any case, further studies should be flexible in modifying the location of sampling as new data become available.”

The consulting geologists’ recommendations suggest that further fieldwork and sampling is necessary prior to deciding on the type and the location of an initial drilling phase. However, current economic conditions and the opportunity to acquire the rights to the additional properties in two nearby Arizona counties as described above led us to re-evaluate and postpone further work on the CR claims, as described below.

We intend to hold off on any further exploration program expenditures on our claims until we have replenished our cash reserves by way of equity offerings or some form of debt. Those claims, including the additional two which we still have the option to acquire based on our July 29, 2009 agreement only require an annual payment to the BLM totaling $1,960.

When sufficient funds are available for further exploration work on the CR claims, we will need to take into account the consultant report recommendations with respect to the initial drilling locations and the need for additional data, possibly including groundwater testing. An entirely different type of drilling program (e.g. more widespread, shallow drilling) than that originally proposed could result. This would essentially change the original plan for Phase 2 drilling in its entirety.

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

From inception on March 1, 2006 to the point that funds were available in March, 2008 as a result of our initial public offering, we were funded by loans from Woodburn Holdings Ltd. a corporation controlled by Robert Baker, a director and officer, and from West Peak Ventures of Canada Limited, a corporation controlled by Timothy Brock, a major shareholder.  These loans were used for the original mineral claim fee, to re-stake the property, to incorporate us, for legal and accounting expenses, and office and sundry costs.  The loans were fully repaid during the period ended October 31, 2008.

We have no assurance that either the immediately required or future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations
	Three Months Ended		Nine Months Ended
	January 31	January 31	January 31	January 31
	2010	2009	2010	2009
Revenue	$0	$0	$0	0
Expenses	100,033	48,238	211,403	168,061
Net Loss	$100,033	$48,238	$211,403	$168,061
Revenues

We recorded a net loss of $211,403 for the nine months ended January 31, 2010 and have an accumulated deficit of $491,334 since inception. We have had no operating revenues since our inception on March 1, 2006. We do not anticipate that we will generate any revenues during the period in which we are an exploration stage company.

Expenses
Our expenses for the periods ended January 31, 2010 and 2009 are outlined below:
	Three Months Ended		Nine Months Ended
	January 31	January 31	January 31	January 31
	2010	2009	2010	2009
Consulting fees	$55,195	18,000	$112,366	24,000
Office and sundry	17,894	17,205	41,910	33,211
Professional fees	4,643	9,117	32,814	33,255
Property exploration costs	22,301	3,916	24,313	77,595
Total Operating Expenses	$100,033	48,238	$211,403	168,061

Notable changes in results of operations between the interim periods presented are as follows:

-	Consulting fees increased approximately $88,000 in the nine month comparative period and $37,000 in the three month comparative period due to the following:
•	A longer period in which contracts with a director and a major shareholder were in effect, plus a rate increase in the consulting fee to the director starting in October 2009: $42,000
•	Consulting fees paid for due diligence work on a potential new project, starting in June, 2009: approximately $30,000
•	Two months of consulting expense for public relations, starting in December, 2009: $8,000
•	Fair value of shares to be issued in connection with a contract for public relations (pro-rata value for two out of twelve months) with no equivalent in the previous periods: approximately $6,000
•	Other miscellaneous consulting with no equivalent in the comparative periods: approximately $3,000
-
Property exploration costs decreased in the nine month comparative period as a result of the cessation of activity due to our shortage of funds. The increase in the three month comparative period is due to the write-off of approximately $22,000 in expenditures on the five Arizona State leases once the January 29, 2010 agreement was concluded whereby we will no longer acquire the rights to those leases.

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. We have incurred a deficit of $491,334 from inception to January 31, 2010 and have no revenue. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development of our mineral properties. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans.  We are pursuing funding initiatives through a variety of sources.

As of January 31, 2010, our cash was in excess of current liabilities by approximately $7,000. Our total assets were $69,972, of which approximately 18% was cash, 9% was recoverable taxes, and 73% was prepaid expenses. Our total liabilities were $5,581 in accounts payable, which primarily were for consulting fees for January, 2010.

Professional fees (legal, accounting, audit, and regulatory reporting), Consulting, and Office and sundry are expected to make up our other main expense categories going forward and we forecast those to annually be in the range of $50,000, $200,000 and $35,000 respectively. We need to immediately raise additional cash either through debt or equity to cover our current and ongoing expenditures or we will be unable to continue our operations.

Notable Balance Sheet changes from April 30, 2009 to January 31, 2010 are as follows:

Cash decreased approximately $235,000 primarily due to the following:
Operating expenses - Consulting fees: $107,000; rent, licenses and administrative costs: $31,000; filing fees: $8,000; legal and accounting costs: $33,000; and property exploration costs: $24,000, which included approximately $22,000 in costs incurred in connection with the five Arizona State leases to which we did not acquire the rights.

In addition, cash was impacted by an amounts receivable decrease of approximately $11,000 that was partially offset by a payables increase of approximately $6,000, and a prepaid expenses increase of about $46,000.
-	The decrease in amounts receivable was due primarily to the write off of costs incurred in connection with the five Arizona State leases, offset by an increase in receivable goods and services tax.
-	Payables were Nil at April 30, 2009, and the approximately $6,000 balance at January 31, 2010 was comprised of consulting fees due for the month of January.
-	The increase in prepaid expenses was due to six months of consulting fees prepaid to a major shareholder ($18,000) and prepaid engineering costs in connection with a potential new project ($28,000).

Shares To Be Issued in the amount of $33,750 are due to the grant of 250,000 shares at December 1, 2009 in connection with the contract for public relations services. $5,625 of this amount was expensed and charged to Consulting fees during the period, leaving the Deferred Compensation balance of $28,125.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of January 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

C. Changes in Internal Control over Financial Reporting.
There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 10, 2008, we completed our public offering and sold 5,500,000 shares of common stock at an offering price of $0.10 per share for a total of $550,000. No underwriter was involved in our public offering.  Since that time, to January 31, 2010, we have spent the proceeds as follows:

		Use of
		Proceeds As	Differences
	Actual Use of	Described in	See Description
	Proceeds to	the SB-2	of Material
	January 31, 2010	Registration Statement	Changes Below
1) Radon Survey and claim-related expenses	$90,388	$0	$(90,388)
2) Geochemical and Geophysical survey
and related expenses	0	100,430	100,430
3) Drilling	0	151,200	151,200
4) Development	22,301	158,370	136,069
5) Working Capital	147.212	110,000	(37,212)
6) Consulting	154,366	0	(154,366)
7) Repayment of related parties advances	66,258	0	(66,258)
8) Offering expenses	2,963	30,000	27,037
Total	$483,488	$550,000	$66,512

1) & 2) - The Radon survey and related expenses totaled $90,388. That Radon survey replaced the Geochemical and Geophysical surveys and their related expenses that were projected to total $100,430 while achieving equivalent results. The selection of the Radon survey methodology therefore resulted in a net saving to date of $10,042 which is available for further property survey work.

3) - No expenditures have yet been incurred for Drilling. The drilling sites recommended in the Radon survey were re-evaluated in subsequent reports from our consulting geologists, wherein they recommend that a drill program would need to be redesigned, based on additional fieldwork and data analysis. As noted above however, the exploration program for the CR claims is now indefinitely postponed, and the redesigned drilling work was put on hold before any drilling commenced. Therefore no amounts have been assessed against the drilling allocation of $151,200.

4) - Development work on the property was always planned to occur after the survey and drilling programs were completed. As we are not yet at that point, and have placed our overall work program on hold due to limited availability of cash, it will be some time before development costs are incurred on our properties.  Costs incurred to in connection with the five Arizona State leases were expensed in the current period when it was determined that we would not acquire rights to those properties. Those amounts totaling $22,301 have been allocated to Development for purposes of this analysis, leaving an unused Development cost amount of $136,069.

5) - We are minimizing the use of working capital as much as possible, given the uncertainties around obtaining additional financing, due to currently adverse economic and financial market conditions. To January 31, 2010 we had limited our expenditures of working capital to $147,212, which is $37,212 in excess of the original $100,000 allocation from the placement proceeds.

6) & 7) - We deviated from the Use of Proceeds section in our registration statement in that we spent the following amounts on items not contemplated in that original Use of Proceeds allocation:

Consulting - $154,366
Consulting fees paid for business development, strategic planning, and financing and management advice from a director ($60,000) and from a major shareholder of the Company ($48,000), $31,241 on due diligence work, $8,000 on public relations, and $1,500 on preparation of the second agreement concerning the five Arizona State leases.

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

ITEM 6.                      EXHIBITS.

The following documents are included herein:
Exhibit No.	Document Description

10.7	Contract for Public Relations

10.8	Mineral Exploration And Option Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of March, 2010.
SNOWDON RESOURCES CORPORATION
BY:	_ R.M. Baker_______________________________________
Robert Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

EXHIBIT INDEX
		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

10.1	2008 Non-qualified Stock Option Plan	S-8	12/02/08	10.1

10.2	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation	10-Q	3/23/09	10.1

10.3	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock	10-Q	3/23/09	10.2

10.4	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.	10-Q	3/23/09	10.3

10.5	Preliminary Report on CR Claim Group	10-K	8/11/09	10.4

10.6	Agreement to Acquire Five State Leases and Two Mining Claims	8-K	7/24/09	10.1

10.7	Contract for Public Relations				X

10.8	Mineral Exploration And Option Agreement				X

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3