Form 10-K
period 2010-04-30
Snowdon Resources CORP
filed 2010-08-13
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Commission file number 000-52813

SNOWDON RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

789 West Pender Street, Suite 1010
Vancouver, British Columbia, Canada	V6C 1H2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 606-7979

Securities registered pursuant to Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.00001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X ] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $484,000 (based on a share price of $0.08, being the average bid and asked price on October 30, 2009)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 16,050,000 common shares issued and outstanding as of August 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). N/A

Forward Looking Statements.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned projects;
  risks relating to the mining of uranium; and
  other risks and uncertainties related to our business strategy.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Snowdon” mean Snowdon Resources Corporation, unless the context clearly requires otherwise.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

We were incorporated on March 1, 2006 and our fiscal year end is April 30. Our administrative office is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2, which is also our mailing address. Our telephone number is (604) 606-7979, and our registered statutory office is located at 311 South Division Street, Carson City, Nevada 89703.

     We are an exploration stage mining company. We are in the business of exploration and development of uranium on our properties. Currently we hold title to twelve claims in Gila County, Arizona (the “CR Claims”) and have the right to receive certain royalties in respect of certain Arizona state leases and claims described below. We acquired five Gila County claims on April 1, 2006. The claims were re-staked in March, 2008 and increased to a total of twelve. Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 240 acres.

In July, 2009, we entered into an debt settlement agreement with Eagle Hill Exploration Corporation and Eagle Hill Arizona Uranium LLC

(together the “Vendors”) to acquire the following five Arizona State leases (the “Leases”) and two additional claims in settlement of certain debt owed by the Vendors to Snowdon:

Leases
Arizona
State
Section	Permit	Permit
Number	Date	Number	County	Township	Range	Acres

2	1 Jun 07	08-111685	Coconino	38N	3W	661.24
16	1 Jun 07	08-111687	Mohave	39N	4W	640.00
32	17 Nov 06	08-114280	Mohave	37N	5W	640.00
32e	1 Jun 07	08-111686	Mohave	38N	4W	639.41
36	14 Dec 06	08-111148	Mohave	38N	6W	640.00

The two Arizona mining claims which we may acquire under the terms of the agreement dated July 20, 2009 are as follows:

	Date of	Coconino	BLM Serial
Claim Name	Location	County No.	No. (AMC #)	Township	Range	Section

TR #20	19 Feb 08	3480264	392039	39N	2W	26
TR #21	19 Feb 08	3480265	392040	39N	2W	26

     As with our Gila County claims, the annual maintenance fee on these two additional claims is $140 each, due on or before September 1. As a condition of the debt settlement agreement we agreed to grant a 1% royalty interest in the claims and leases to the Vendors up to a limit of $400,000. On January 1, 2010 we entered into a mineral exploration and option agreement among the Vendors, Quaterra Alaska Inc. (“Quaterra”) and Limestone Resources LLC, pursuant to which the parties granted Quaterra an option to acquire a 100% interest to the following Arizona State leases (collectively the “Optioned Leases”): Nos. 08-111148, 08-111081, 08-111685, 08-111686, 08-111686, 08-111687 and 08-114280. As consideration for the exercise of the option, Quaterra agreed to pay the Arizona State Land Development fees on the Optioned Leases for a one year period and perform the required exploration work to maintain the leases in good standing. As a condition of the agreement, the parties agreed to grant the following royalties: (i) a royalty of 25% of any royalties paid to the State of Arizona in connection with any mineral production from the Optioned Leases to Snowdon (the “Snowdon Royalty”), (ii) a royalty of 20% of any proceeds received by Snowdon from the Snowdon Royalty less any royalty payments to the Vendors, and (iii) a 1% net smelter return royalty on the proceeds of the Snowdon Royalty payable to the Vendors.

Recent Corporate Developments

     Since the commencement of our fourth quarter ended April 30, 2010, we experienced the following significant corporate developments:

1.

On January 1, 2010 we entered into a mineral exploration and option agreement among the Eagle Hill Exploration Corporation and Eagle Hill Arizona Uranium LLC (together the “Vendors”), Quaterra Alaska Inc. (“Quaterra”) and Limestone Resources LLC, pursuant to which the parties granted Quaterra an option to acquire a 100% interest to the following Arizona State leases

(collectively the “Optioned Leases”): Nos. 08-111148, 08-111081, 08-111685, 08-111686, 08-111686, 08-111687 and 08- 114280. As consideration for the exercise of the option, Quaterra agreed to pay the Arizona State Land Development fees on the Optioned Leases for a one year period and perform the required exploration work to maintain the leases in good standing. As a condition of the agreement, the parties agreed to grant the following royalties: (i) a royalty of 25% of any royalties paid to the State of Arizona in connection with any mineral production from the Optioned Leases to Snowdon (the “Snowdon Royalty”), (ii) a royalty of 20% of any proceeds received by Snowdon from the Snowdon Royalty less any royalty payments to the Vendors, and (iii) a 1% net smelter return royalty on the proceeds of the Snowdon Royalty payable to the Vendors.

2.

In February, 2010, the parties agreed to terminate the public relations agreement between Snowdon and Vorticom Inc. whereby Vorticom agreed to serve as public relations counsel for Snowdon beginning December 1, 2009 for a twelve month period. As consideration for the services, the Company had agreed to issue 250,000 restricted shares of common stock and pay a cash fee of $4,000 per month, and $500 monthly for media monitoring and live media database. The Company paid a total of $9,000 up to the date of termination of the contract. No further funds are owed and the Company issued the 250,000 shares to Vorticom pursuant to Rule 506 of Regulation D on the basis that the company represented that they were an accredited investor.

3.

Effective March 31, 2010 Terence Schorn has resigned as a Director of the Company. There were no disagreements between Mr. Schorn and the Company relating to the Company’s policies, procedures or practices.

4.

On April 1, 2010, the Company executed an amendment agreement for office space and administrative support services with a privately held company controlled by a significant shareholder, effective April 1, 2010 for a term of three years at a rate of CDN$7,500 per month plus applicable taxes, and 300,000 shares of restricted common stock of the Company (issued May 3, 2010). The sole director and officer of Snowdon is also a director and shareholder of the private company.

5.

In July, 2010 we entered into a letter of intent with a private an arms length company for the acquisition of six patent applications and related intellectual property for the processing and upgrading of heavy crude oil. Under the terms agreed to in the letter of intent, Snowdon may acquire the intellectual property in consideration of the issuance of up to 3,000,000 shares of common stock of Snowdon, together with up to 7,062,250 additional shares of common stock upon the achievement of certain milestones by the Company. The letter of intent is subject to a number of conditions including, among other things, the satisfactory completion of the parties due diligence, completing a financing in the minimum amount of CDN$1,000,000. and the entry into a definitive agreement between the parties with the customary representations and warranties by the parties. There is no assurance that the transaction will be completed as planned or at all. An independent third party owns additional related oil and gas technology and Snowdon has been negotiating for the acquisition of such technology. There is no assurance that Snowdon will complete the acquisition of the additional technology. If the transaction completes, Snowdon intends to expand its business operations to include activities relating to the processing and upgrading of heavy crude oil and expects to continue with its mineral exploration activities on its uranium properties.

Status of Our Proposed Exploration Program

The exploration program for our CR claims is now on hold, pending improved conditions for fundraising in the equity markets. We have had to temporarily cease exploration program expenditures on those properties until there is greater certainty in our view that our cash reserves can be replenished through further equity offerings.

We have completed the Radon survey on our CR claims. The Radon survey was more extensive than originally contemplated and allowed us to replace certain previously planned exploration steps. Those were, establishing a survey grid, geological mapping of the rock structures, soil sampling and analysis, a radiometric survey, and a magnetometer survey. Total survey and claim related expenditures to April 30, 2010 were $90,388.

At present, our property should be considered undeveloped raw land. Work to date has included the staking of twelve contiguous lode claims, the required filing with both county and federal agencies and the radon survey together with related fieldwork and consulting. Maintenance fees due to the BLM totaling $1,680 for the CR claims as noted above are due on or before September 1 every year. The Use of Proceeds for Drilling and Development were originally estimated at a combined total of $309,570. Total Development expenditures to April 30, 2010 were $37,262.

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

CR Claims Exploration Plan - Phase 2 (Now deferred and subject to re-evaluation)

1.	We intend to submit a Plan of Operation to the Tonto National Forest Service to conduct a drill program. Approval can take up to six months.

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

We anticipate that we will be able to secure all necessary permits for exploration and, if development is warranted on the property, file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Arizona and federal regulations.

Cost of Compliance With Environmental Laws

We anticipate that:

  no water will be discharged into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation;
  no endangered species will be disturbed;.
  restoration of the disturbed land will be completed according to law; and
  all holes, pits and shafts will be sealed upon abandonment of the property.

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

Intellectual Property

We do not currently own any intellectual property.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time.

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

ITEM 1A. RISK FACTORS

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in March 1, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $679,118. Our ability to achieve and maintain profitability and positive cash flow is dependent upon;

  our ability to locate a profitable mineral property;
  our ability to generate revenues; and
  our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the evaluation and development of our properties. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

We have no history of mineral production or mining operations.

We have never had uranium producing properties. There is no assurance that commercial quantities of uranium will be discovered, nor is there any assurance that our exploration program thereon will yield positive results. Even if commercial quantities of uranium are discovered, there can be no assurance that any of our property will ever be brought to a stage where uranium resources can profitably be produced therefrom. Factors which may limit our ability to produce uranium resources from our properties include, but are not limited to, the spot price of uranium, availability of additional capital and financing and the nature of any mineral deposits. We do not have a history of mining operations and there is no assurance that we will produce revenue, operate profitably or provide a return on investment in the future.

We rely on our management team, outside contractors, experts and other advisors and the loss of any of them, if they cannot be replaced, could have a material adverse effect on our business and financial performance.

The success of our operations and activities is dependent to a significant extent on the efforts and abilities of our small senior management team, as well as outside contractors, experts and other advisors. In making an investment in our securities, you must be willing to rely to a significant extent on management's discretion and judgment, as well as the expertise and competence of outside contractors, experts and other advisors that we hire to advise us. The loss of one or more member of senior management, key employees or contractors, if not replaced, could materially adversely affect our operations and financial performance.

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

Our expected costs may be greater than we anticipate.

The capital expenditures and time required to develop new mines or other projects are considerable and changes in costs or construction schedules can affect project economics. Thus, it is possible that actual costs and economic returns may differ materially from our best estimates, or that we could fail to obtain satisfactory resolution of fiscal or tax matters or government approvals necessary for the development or operation of the project, in which case the project may not proceed, either on its original timing, or at all. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase, resulting in delays, and to require more capital than anticipated. These delays and additional costs could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition.

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

There can be no assurance that the United States or other government will not enact legislation restricting to whom we can sell uranium or that the United States or other government will not increase the supply of uranium by decommissioning nuclear weapons.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Any reduction in our ability to raise equity capital in the future could have a significant negative effect on our business plans and our ability to develop new products. If our stock price declines, we may not be able to raise additional capital sufficient to acquire new business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to person other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and sales person compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be limited and sporadic because it is not an exchange, stockholders may have difficulty reselling their shares or liquidating their investments.

Our shares of common stock are currently listed for public trading on the Pink OTC Markets Inc. The trading price of our shares of common stock has been subject to wide fluctuations. Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by shares of our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of the shares of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our administrative office is located at 789 West Pender Street, Suite 1010, Vancouver, British Columbia, Canada V6C 1H2, which is also our mailing address. Our telephone number is (604) 606-7979, and our registered statutory office is located at 311 South Division Street, Carson City, Nevada 89703. Our office location is provided under the terms of our agreement with Sweetwater Capital Corporation pursuant to which we pay $7,500 per month for rental of our office space and certain office related services including use of computers, professional services such as bookkeeping, office services and use of other office equipment. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

     We are an exploration stage mining company. We are in the business of exploration and development of uranium on our properties. Currently we hold title to twelve claims in Gila County, Arizona (the “CR Claims”) and have the right to receive certain royalties in respect of certain Arizona state leases and claims described below. We acquired five Gila County claims on April 1, 2006. The claims were re-staked in March, 2008 and increased to a total of twelve. Each claim measures 600 feet by 1,500 feet and covers 20 acres. Total land position is 240 acres.

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

In order to keep claims in good standing, a claim maintenance fee in the amount of US$140 per claim must be paid by to the BLM each year on or before September 1 and there is no grace period. We will not cause the claims to expire as a result of not paying the required maintenance fees, provided that mineralized material is found. In the event that our exploration program does not locate mineralization of interest, we will allow claims to expire and cease operations related to those claims. In July, 2009, we entered into an debt settlement agreement with Eagle Hill Exploration Corporation and Eagle Hill Arizona Uranium LLC (together the “Vendors”) to acquire the following five Arizona State leases (the “Leases”) and two additional claims in settlement of certain debt owed by the Vendors to Snowdon:

Leases
Arizona
State
Section	Permit	Permit
Number	Date	Number	County	Township	Range	Acres

2	1 Jun 07	08-111685	Coconino	38N	3W	661.24
16	1 Jun 07	08-111687	Mohave	39N	4W	640.00
32	17 Nov 06	08-114280	Mohave	37N	5W	640.00
32e	1 Jun 07	08-111686	Mohave	38N	4W	639.41
36	14 Dec 06	08-111148	Mohave	38N	6W	640.00

The two Arizona mining claims which we may acquire under the terms of the agreement dated July 20, 2009 are as follows:

	Date of	Coconino	BLM Serial
Claim Name	Location	County No.	No. (AMC #)	Township	Range	Section
TR #20	19 Feb 08	3480264	392039	39N	2W	26
TR #21	19 Feb 08	3480265	392040	39N	2W	26

     As with our Gila County claims, the annual maintenance fee on these two additional claims is $140 each, due on or before September 1. As a condition of the debt settlement agreement we agreed to grant a 1% royalty interest in the claims and leases to the Vendors up to a limit of $400,000. On January 1, 2010 we entered into a mineral exploration and option agreement among the Vendors, Quaterra Alaska Inc. (“Quaterra”) and Limestone Resources LLC, pursuant to which the parties granted Quaterra an option to acquire a 100% interest to the following Arizona State leases (collectively the “Optioned Leases”): Nos. 08-111148, 08-111081, 08-111685, 08-111686, 08-111686, 08-111687 and 08-114280. As consideration for the exercise of the option, Quaterra agreed to pay the Arizona State Land Development fees on the Optioned Leases for a one year period and perform the required exploration work to maintain the leases in good standing. As a condition of the agreement, the parties agreed to grant the following royalties: (i) a royalty of 25% of any royalties paid to the State of Arizona in connection with any mineral production from the Optioned Leases to Snowdon (the “Snowdon Royalty”), (ii) a royalty of 20% of any proceeds received by Snowdon from the Snowdon Royalty less any royalty payments to the Vendors, and (iii) a 1% net smelter return royalty on the proceeds of the Snowdon Royalty payable to the Vendors.

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

The conclusions of the Radon survey was that the CR mineral claims are underlain by a red to purple fine grained sandstone and gray limestone and dolomite of the Horquilla Formation. Available literature indicates that anomalous radioactivity in the immediate vicinity of the CR claims was reported by the Atomic Energy Commission, Department of Energy and Arizona Bureau of Geology Publications.

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

A subsequent report prepared for us by Dr. Karen Wenrich recommends that any drilling should not be centered on the above sites, which were Radon anomalies, surmising that the source of the Radon is displaced from the anomaly. Reimer discusses both shallow and deeper drilling and recommends that the results of any first drilling should guide subsequent drilling, as opposed to committing a drilling program to the four sites noted above. He also recommends testing groundwater for radon, to help determine sites for additional drilling. He concludes by stating “Using geologic and hydrologic information, it may be possible to estimate the distance of displacement of the central anomaly. In any case, further studies should be flexible in modifying the location of sampling as new data become available.”

The recommendations of Wenrich and Reimer suggest that further fieldwork and sampling is necessary prior to deciding on the type and the location of an initial drilling phase. However, current economic conditions and the opportunity to acquire the rights to certain additional properties in two nearby Arizona counties has led us to re-evaluate and postpone further work on the CR claims.

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

Location of CR Mineral Claims

CR Mineral Claims
12
10
8
6
4
2
11
9
7
5
3
1
Creek
YARD
ONTO
NATIONAL
Gordon
Magnetic Declination
12° E
SCALE 1:24000
0
1 MILES
0
1000 YARDS
0
1 KILOMETER
37 97 000m
37 96 000m
37 95 000m
37 94 000m
37 93 000m
37 92 000m

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

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares may be traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “SWDO.” The following table reflects the high and low bid information for our common stock obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

	High Bid	Low Bid
2010
Fourth Quarter 2/01/10 to 4/30/10	$0.30	$0.10
Third Quarter 11/01/09 to 1/31/10	$0.15	$0.07
Second Quarter 8/01/09 to 10/31/09	$0.11	$0.07
First Quarter 5/01/09 to 7/31/09	$0.11	$0.05
2009
Fourth Quarter 2/01/09 to 4/30/09	$0.15	$0.05
Third Quarter 11/01/08 to 1/31/09	$0.25	$0.02
Second Quarter 8/01/08 to 10/31/08	$0.00	$0.00
First Quarter 5/01/08 to 7/31/08	$0.00	$0.00

Holders of Record

There are twenty-four holders of record for our common stock as at August 12, 2010.

Transfer Agent

Our common shares are issued in registered form. Transfer Online Inc. of 512 SE Salmon Street, Portland OR, Fax: 503.227.6874, is the registrar and transfer agent for our common shares.

Dividends

We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, all available cash will be needed to fund our operations.

Recent Sales of Unregistered Securities

Other than as disclosed below, during the year ended April 30, 2010 we had no sales of unregistered securities.

On April 1, 2010, the Company executed an agreement for office space and administrative support services with a privately held company controlled by a significant shareholder, effective April 1, 2010 for a term of three years at a rate of CDN$7,500 per month plus applicable taxes, and 300,000 shares of restricted common stock of the Company (issued May 3, 2010). The shares were issued pursuant to Regulation S of the Securities Act of 1933 on the basis that the stockholder represented to us that they were not a “US person” as such term is defined in Regulation S.

On November 24, 2009, Snowdon Resources Corporation (“Snowdon”) entered into an agreement with Vorticom Inc. whereby Vorticom will serve as public relations counsel for Snowdon beginning December 1, 2009 for a twelve month period. As consideration for the services, the Company agreed to issue 250,000 restricted shares of common stock and pay a cash fee of $4,000 per month, and $500 monthly for media monitoring and live media database. In February, 2010, the parties agreed to terminate the public relations agreement between Snowdon and Vorticom Inc. whereby Vorticom agreed to serve as public relations counsel for Snowdon beginning December 1, 2009 for a twelve month period. As consideration for the services, the Company had agreed to issue 250,000 restricted shares of common stock and pay a cash fee of $4,000 per month, and $500 monthly for media monitoring and live media database. The Company paid a total of $9,000 up to the date of termination of the contract. No further funds are owed and the Company issued the 250,000 shares to Vorticom pursuant to Rule 506 of Regulation D on the basis that the company represented that they were an accredited investor.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	10,000,000
Total	Nil	Nil	10,000,000

We have an equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees, attorneys, accountants, consultants, or advisors, namely our 2008 Nonqualified Stock Option Plan. The plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options.

This equity compensation plan was filed with the SEC on December 2, 2008 in a registration statement on Form S-8 (SEC file no. 333-155883) and registered 10,000,000 shares of common stock for sale thereunder. As of the date of this filing, no options have been granted and 10,000,000 options to acquire shares of common stock remain available for future issuance under this plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements for the years ended April 30, 2010 and April 30, 2009 and the related notes that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in the section entitled “Risk Factors”.

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. No revenues are anticipated until we can locate and begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property.

Our CR claims exploration program is presently on hold subject to a change in market conditions and additional financing. We anticipate that we are not going to buy or sell any plant or significant equipment during the next twelve months. We anticipate that will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore.

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

Results of Operations

We acquired one property containing five claims. We re-staked those claims in February, 2008 and added a further seven contiguous claims, for a total of twelve claims covering 240 acres. We have no revenue and have incurred a net loss from inception to April 30, 2010 of $657,260 as a result of staking costs, a mineral claim payment, exploration costs, consulting fees, accounting and legal expenses, and office and sundry costs.

RESULTS OF OPERATIONS

Our operating results for the years ended April 30, 2010 and 2009 are summarized as follows:

	Year Ended April 30, 2010	Year Ended April 30, 2009	Percentage Increase/(Decrease)
Revenue	-	-	N/A
Expenses	$ 377,329	$ 193,686	195%
Basic and Diluted Loss Per Common Share	$ (0.03)	$ (0.01)	200%
Net Income (loss)	$ (377,329)	$ (193,686)	195%

Revenues

We have had no operating revenues for the years ended April 30, 2010 and 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

The major components of our general and administrative expenses for the year are outlined in the table below:

	Year Ended April 30,

	2010	2009

Consulting fees	$183,322	$42,000
Foreign exchange (gain) loss	(1,352)	3,005
Mineral property exploration costs	4,053	77,595
Mineral property investigation costs	20,260	-
Office and sundry	64,475	32,696
Professional fees	41,876	38,390
Research costs	64,695	-
Total Expenses	$377,329	$193,686

Our expenses for the fiscal year ended April 30, 2010 were $377,329, compared to $193,686 for the fiscal year ended April 30, 2009. The increase in our general and administrative expenses during the fiscal year ended April 30, 2010 was primarily due to an increase in consulting expenses associated with financing, strategic planning and business development advice and investor relations relating to ongoing business activities of the company and the pursuit of new opportunities for the company, and due to an increase in professional fees associated with the Company’s ongoing reporting obligations under the Securities Exchange Act of 1934. The increased consulting fees of the Company during the past fiscal year primarily related to the costs associated with the negotiation of the acquisition of certain technology for oil upgrading and other applications with Agosto Corporation Limited. These costs included the review and registration of various technology patents, the negotiation of terms for a proposed definitive agreement, due diligence reviews and tax advice (which resulted in increased professional fees) relating to the proposed acquisition.

Our cash decreased $247,374 primarily due to the increase in our expenses as described above. Amounts receivable decreased in 2009 there were outstanding advances in connection with the state leases and new claims to be acquired. In the 2010 fiscal year, outstanding receivables consist of payment of Goods and Services Taxes that are recoverable. Prepaid expenses had a minor increase from prepayment of consulting fees.

During the year ended April 30, 2010, the Company paid consulting fees and rent to a major shareholder and to two companies controlled by two major shareholders, one of whom is also a director and officer, in the amount of $127,880 (2009 - $67,375). The loan due to a company controlled by a director of $7,698 (2009 - $Nil) is unsecured with an annual interest rate of 8% with no specific terms of repayment. Amounts due to a major shareholder and to two companies controlled by two major shareholder, one of whom is also a director and officer, and included in accounts payable aggregate $23,000 (2009 - $Nil).

Liquidity and Capital Resources

As of the date of this report, we have not generated any revenues from our business operations. Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, or loans. As of April 30, 2010, our total assets were $23,120, and our total liabilities were $116,217. Cash requirements for the next twelve months, are estimated to be approximately $361,000. Accordingly, we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on the April 30, 2010 and 2009 consolidated financial statements which are included with this annual report. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Future Financings

As stated above we do not have sufficient funds for planned operations and we will be required to raise additional funds for operations after that date. We anticipate continuing to rely on equity sales of our common shares or shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2010 AND 2009
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Snowdon Resources Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Snowdon Resources Corporation (an exploration stage company) as at April 30, 2010 and 2009 and the related statements of operations and cash flows for each of the years in the two year period ended April 30, 2010 and for the cumulative period from inception, March 1, 2006 to April 30, 2010 and stockholders’ (deficiency) equity for the cumulative period from inception, March 1, 2006 to April 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2010 and for the cumulative period from inception, March 1, 2006, to April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered recurring losses and negative cash flows from operations and has a working capital deficit at April 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

August 9, 2010	Chartered Accountants

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	APRIL 30
	2010	2009

ASSETS

Current
Cash	$479	$247,853
Amounts receivable	10,041	17,316
Prepaid expenses	12,600	5,000

	$23,120	$270,169

LIABILITIES

Current
Accounts payable and accrued liabilities	$88,519	$-
Promissory note payable (Note 5)	20,000	-
Due to related parties (Note 6)	7,698	-
	116,217	-

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Capital Stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.00001 per share 100,000,000 preferred shares with a par value of $0.00001 per share (none issued)
Issued and outstanding: 15,750,000 common shares at April 30, 2010 (2009 – 15,500,000 common shares)	158	155

Additional Paid-in Capital	564,005	549,945
Deficit Accumulated During The Exploration Stage	(657,260)	(279,931)
	(93,097)	270,169

	$23,120	$270,169

Going Concern (Note 1)
Commitments And Contractual Obligations (Note 9)
Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 1
			2006 TO
	YEARS ENDED APRIL 30		APRIL 30
	2010	2009	2010

Revenue	$-	$-	$-

Expenses
Consulting fees (Note 6)	183,322	42,000	225,322
Foreign exchange (gain) loss	(1,352)	3,005	1,653
Impairment of mineral claim interest	-	-	10,000
Mineral property exploration costs	4,053	77,595	92,429
Mineral property investigation costs	20,260	-	20,260
Office and sundry (Note 6)	64,475	32,696	105,005
Professional fees	41,876	38,390	137,896
Research costs	64,695	-	64,695
	377,329	193,686	657,260

Net Loss For The Period	$(377,329)	$(193,686)	$(657,260)

Basic And Diluted Loss Per Common Share	$(0.03)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	15,602,740	15,500,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 1
			2006 TO
	YEARS ENDED APRIL 30		APRIL 30
	2010	2009	2010

Cash Flows (Used In) Provided By:

Operating Activities
Net loss for the period	$(377,329)	$(193,686)	$(657,260)
Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash services	15,730	-	15,730
Foreign currency translation adjustment	35,962	-	35,962
Net changes in non-cash operating assets and liabilities:
Amounts receivable	7,275	(17,316)	(10,041)
Prepaid expenses	(7,600)	(5,000)	(12,600)
Accounts payable and accrued liabilities	86,852	(1,170)	86,852
	(239,110)	(217,172)	(541,357)
Financing Activities
Issue of share capital	-	-	550,100
Proceeds from issuance of promissory note payable	20,000	-	20,000
Advances from (repayments to) related party	7,698	(66,258)	7,698
	27,698	(66,258)	577,798

Effect of exchange rate changes on cash	(35,962)	-	(35,962)

(Decrease) Increase In Cash	(247,374)	(283,430)	479

Cash, Beginning Of Period	247,853	531,283	-

Cash, End Of Period	$479	$247,853	$479

Non-cash Financing Activities
Shares issued for services	$14,063	$-	$14,063
Supplemental Cash Flow Information
Cash Activities:
Interest paid (received)	$-	$(2,000)	$(2,000)
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
(Stated in U.S. Dollars)

PERIOD FROM INCEPTIONMARCH 1, 2006 TO APRIL 30, 2010

				DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-

March 22, 2006 – Shares issued for cash at $0.00001	10,000,000	100	-	-	100

Net loss for the period	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	100	-	(30,300)	(30,200)

Net loss for the year	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	100	-	(43,120)	(43,020)

April 4, 2008 – Shares issued for cash at $0.10	5,500,000	55	549,945	-	550,000

Net loss for the year	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	155	549,945	(86,245)	463,855

Net loss for the year	-	-	-	(193,686)	(193,686)

Foreign currency translation adjustment	-	-	-	-	(35,962)

Balance, April 30, 2009	15,500,000	155	549,945	(279,931)	270,169

Shares issued for non-cash consulting services	250,000	3	14,060	-	14,063

Net loss for the year	-	-	-	(377,329)	(377,329)

Balance, April 30, 2010	15,750,000	$158	$564,005	$(657,260)	$(93,097)

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 1, 2006.

Exploration Stage Activities

The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $621,298 for the period from inception March 1, 2006 to April 30, 2010, and as at April 30, 2010 had a stockholders’ deficiency of $93,097, and a working capital deficit of $93,097. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Although there is no assurance that management’s plans will be realized, management has plans to seek additional capital through a private placement or public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB” Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the year ended April 30, 2010. As the Codification was not intended to change or alter existing GAAP, it does not have an impact on the Company’s financial statements. The only impact is that references to authoritative accounting literature are in accordance with the Codification. The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference alongside the references to the accounting standards issued and adopted prior to the adoption of Codification.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”), “Accounting and Reporting for Development Stage Enterprises” (codified in ASC Topic 915 entitled “Development Stage Entities”), as it devotes substantially all of its efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

	b)	Cash

Cash consists of cash on deposit with a high quality, major financial institution, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	c)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long- lived asset is recognized as a liability in the period in which it is incurred and becomes determinable with an offsetting increase in the carrying amount of the associated asset.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	f)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made. Actual results could differ from those estimates.

	g)	Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1 – defined as observable inputs such as quoted prices in active markets;

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash consists of cash on deposit with a high quality major financial institution. The carrying cost approximates fair value due to the liquidity of these deposits.

The carrying amounts of other financial assets and liabilities, such as amounts receivable, accounts payable, and accrued liabilities, and due to related parties, approximate their fair values because of the short maturity of these instruments.

The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada and approximately 45% of its assets at April 30, 2010 are denominated in Canadian dollars, giving rise to exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
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

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes” (codified in ASC Topic 740, Income Taxes). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	j)	Basic and Diluted Net Income (Loss) Per Share

The Company reports net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share" (codified in ASC Topic 260, Earnings Per Share), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company has no options or warrants or other dilutive securities and therefore no dilutive potential shares. As the Company generated net losses in the periods presented, any exercise of options or warrants, if there were any, would be anti-dilutive. For those reasons, basic and diluted loss per share is the same.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
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

Transactional gains and losses on translation are recorded in the statement of operations. Unrealized translation adjustments are included in other comprehensive income (loss). Cumulative changes are included in accumulated other comprehensive income (loss) in stockholders’ (deficiency) equity.

	l)	Concentration of Credit Risk

The Company does not have any concentration of related financial credit risk.

	m)	Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC 718, Compensation- Stock Compensation (formerly SFAS 123R, Share-Based Payment). The Company adopted these provisions using the modified-prospective-transition method. Under this method, compensation cost recognized comprises compensation cost for all share-based payments granted, based on the grant-date fair value estimated in accordance with these provisions. In accordance with ASC 718, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 (prior authoritative literature: EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services") and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. Compensation expense for unvested options to non-employees is revalued at each balance sheet date and is being amortized over the vesting period of the options.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

a)

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. The Company was required to adopt this FSP for its interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP did not have a material impact on the Company’s financial statements.

b)

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. The adoption did not have an impact on its financial position or results of operations.

c)

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 163, Subsequent Events), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. The adoption did not have an impact on the Company’s financial statements.

d)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 amends the disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance was effective for the Company beginning March 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

e)

In February 2010, the FASB issued ASU 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption did not have an impact on the Company’s financial statements.

4.	MINERAL CLAIM INTERESTS

	a)	Gila County, Arizona, USA

During the year ended April 30, 2006, the Company acquired a 100% interest in five mineral claims located in Gila County, Arizona, USA. The consideration for the acquisition was a cash payment of $10,000, which represented reimbursement of the cost paid by the vendor for the mineral claims. These costs had been considered impaired and were written off.

The claims were re-staked in February, 2008 and a further seven contiguous claims were added.

During the year ended April 30, 2010, the Company expended $4,053 (2009 - $77,595) on survey and claim-related expenses.

	b)	Coconino and Mohave Counties, Arizona, USA

The Company entered into an agreement and mutual release dated June 20, 2009, to acquire rights, title and interest to five State mineral leases and two federal unpatented mineral claims located in the Coconino and Mohave Counties, Arizona, USA, by way of receiving assignment of the vendor’s State mineral exploration permits. Consideration for the acquisition was $20,260 by way of forgiveness of debt owned to it by the vendor and conveyance of a 1% net smelter return royalty to the vendor to a maximum of $400,000. The forgiven debt comprised expenditures by the Company of $20,260 (2009 - $Nil) relating to exploration of these leases and claims on behalf of the vendor. These expenditures have been expensed as mineral property investigation costs by the Company.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

4.	MINERAL CLAIM INTERESTS (Continued)

	b)	Coconino and Mohave Counties, Arizona, USA (Continued)

Subsequently, one of the mineral leases was allowed to expire without renewal.

By a mineral exploration and option agreement, effective February 11, 2010, Snowdon granted another party the exclusive right to conduct exploration and the option to receive an assignment of any or all of the remaining exploration permits. This party is required to spend in work on the property, or make payments in lieu thereof, the amounts required by the exploration permits. The term of this agreement is for a period of one year.

In order to keep all claims in good standing, a claim maintenance fee in the amount of $140 per claim must be paid to the Arizona Bureau of Land Management each year on or before September 1st.

Although the Company has taken steps to ensure the title to the mineral property in which it has an interest, in accordance with industry standards for the current stage of exploration of such properties, these procedures may not guarantee the Company’s title. Property title may be subject to unregistered prior agreements or transfers and title may be affected by undetected defects. Formal title to the Coconino and Mohave County leases and claims has not yet been transferred to the Company, as quit claim documentation has not yet been completed and filed with the State of Arizona.

5.	PROMISSORY NOTE PAYABLE

On February 12, 2010, the Company issued an unsecured promissory note in the amount of $20,000, due on demand and bearing interest of 10% per annum. Interest of $422 was accrued during the year ended April 30, 2010.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended April 30, 2010, the Company carried out a number of transactions with related parties in the normal course of business. These transactions are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING (Continued)

The following are related party transactions for the years ended April 30, 2010 and 2009 that are not disclosed elsewhere in these financial statements:

•	The Company paid consulting fees of $93,000 and rent of $34,880 to a major shareholder and to two companies controlled by two major shareholders, one of whom is also a director and officer, in the aggregate amount of $127,880 (2009 - $67,375);
•	The loan due to a company controlled by a director of $7,698 (2009 - $Nil) are unsecured with an annual interest rate of 8% with no specific terms of repayment;
•	Accounts payable and accrued liabilities includes amounts due to a major shareholder and to two companies controlled by two major shareholder, one of whom is also a director and officer, of $23,000 (2009 - $Nil) that were unsecured and non-interest bearing.

7.	CAPITAL STOCK

	a)	Common Stock

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.

On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. The shares were issued on April 4, 2008.

On December 1, 2009 the Company issued 250,000 common shares with an estimated fair value of $33,750 in connection with a media relations services agreement. Of that total, $14,063 was expensed during the year and the balance will be recorded over the term of the 36 month term of the agreement.

On April 1, 2010 the Company is committed to issue stock equal to 300,000 common shares (issued May 3, 2010) with an estimated fair value of $60,000 in connection with an agreement for office space and corporate support services for three years. Of that total, $1,667 was expensed during the year.

b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees, attorneys, outside consultants and advisors. The maximum number of shares of the Company available for grants of stock options under the plan was 10,000,000 common shares. No stock options have been granted under the plan to date.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

8.	INCOME TAXES

	a)	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

	2010	2009
Net loss for the year	$(377,329)	$(193,686)
Statutory tax rate	34%	34%
Computed expected income taxes (benefit)	(128,292)	(65,850)
Increase in valuation allowance	128,292	65,850
Income tax provision	$-	$-

b)	Significant components of deferred income tax assets are as follows:

	2010	2009
Operating losses carried forward	$224,328	$96,036
Less: Valuation allowance	(224,328)	(96,036)
Net deferred tax assets recognized	$-	$-

The Company has available losses for income tax purposes of approximately $647,000 which, if unutilized will expire through to 2030. Subject to certain restrictions, the Company has mineral property expenditures of $24,313 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On September 30, 2008, the Company entered into an agreement with a privately held company owned by a director of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month, increased to $6,000 per month effective October 1, 2009, plus applicable taxes.

On September 30, 2008, the Company entered into an agreement with a significant shareholder of the Company for consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2010 and 2009
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

On April 1, 2010, the Company executed an agreement for office space and administrative support services with a privately held company controlled by a significant shareholder, effective April 1, 2010 for a term of three years at a rate of CDN$7,500 per month plus applicable taxes, and 300,000 shares of common stock of the Company (issued May 3, 2010).

On November 24, 2009, the Company entered into an agreement with a company for public relations services, effective December 1, 2009 for a term of one year for a cash fee of $4,500 per month and 250,000 shares of common stock of the Company (issued).

The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation or other matters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9A(T).	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures and remediation

As required by Rule 13(a)-15 under the Exchange Act, in connection with this annual report on Form 10-K, under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures as of April 30, 2010, including the remedial actions discussed below, and we have concluded that, as of April 30, 2010, our disclosure controls and procedures were ineffective as discussed in greater detail below. As of the date of this filing, we are still in the process of remediating such material weaknesses in our internal controls and procedures.

It should be noted that while our management believes our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of internal control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)	Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our Chief Executive Officer, the effectiveness of our internal control over financial reporting as of April 30, 2010.

Based on its evaluation under the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of April 30, 2010, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our consolidated financial statements for the year ended April 30, 2010, certain significant deficiencies in internal control became evident to management that represent material weaknesses, including:

(i)

Lack of a sufficient number of independent directors for our board and audit committee. We currently have no independent director on our board, which is comprised of one director. As a publicly-traded company, we strive to have a majority of our board of directors be independent;

(ii)

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended April 30, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected;

(iii)	There is a lack of sufficient supervision and review by our corporate management;

(iv)

Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management; and

(v)

Our company’s accounting personnel does not have sufficient technical accounting knowledge relating to accounting for income taxes and complex US GAAP matters. Management corrected any errors prior to the release of our company’s April 30, 2010 financial statements.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this annual report. Such remediation activities include the following:

(1)

We continue to recruit two or more additional independent board members to join our board of directors and will consider the adoption of an audit committee at such time as additional board members are retained;

(2)	We intend to retain a qualified CFO to assist in the preparation of our public filings and assist on accounting matters; and

(3)	We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

(c)	Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our director serves until his successor is elected and qualified. Our officer is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Robert Baker	56	president, principal executive officer, treasurer,
885 Pyrford Road		secretary and a member of the board of directors
West Vancouver, British Columbia
Canada V7S 2A2

Background of Officers and Directors

On December 3, 2008, Robert M. Baker was appointed president and treasurer. Mr. Baker replaced Elden Schorn who resigned at that time from those positions, as well as his position as a director of the company.

Since March 1, 2006, Mr. Baker has been our secretary and a member of the board of directors. From June 2003 to January 5, 2006, Mr. Baker was appointed president, treasurer, and a member of the board of directors of Global Green Solutions Inc. (formerly High Grade Mining Inc.). On January 5, 2006, Mr. Baker resigned as president and of Global Green Solutions Inc. His resignation was not as a result of any disagreement and he continues to hold the positions of secretary and a member of its board of directors. From May 27, 2005 to July 31, 2007, Mr. Baker was secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and director of International Gold Corp. (“International”) Since July 31, 2007, he has been the president and treasurer of International. International is a Nevada corporation engaged in the business of mining exploration. From January 2004 to May 2007, Mr. Baker was a member of the board of directors of Sterling Gold Corporation (“Sterling”), a Nevada corporation, engaged in the business of mining exploration. On May 15, 2007, Mr. Baker resigned as a director. His resignation was not as a result of any disagreement with Sterling. From January 2004 to March 2006, Mr. Baker was the president and treasurer of Sterling. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. (“Tapestry”) located in Vancouver, British Columbia. Tapestry is engaged in the business of mining exploration. Tapestry does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. (“Tapango”) located in Vancouver, British Columbia. Tapango is engaged in the business of mining exploration. Tapango does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. (“Cierra Pacific”) located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

Involvement in Certain Legal Proceedings

Our sole director, executive officer and control person has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or party to, any federal or state judicial or administrative order, judgment, decree, or finding not subsequently reversed, suspended or vacated relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a) (26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

Audit committee functions are performed by our board of directors, which consists of one non-independent director. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. Specifically with respect to audit committee responsibilities, our board met once last year.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Section 16(a) of the Securities Exchange Act of 1934

Our sole executive officer and director and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to our officers during the last three completed fiscal years. Our fiscal year end is April 30.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	Sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	($)	($)	($)	($)
Robert M. Baker	2010	nil	nil	nil	nil	nil	nil	57,000(1)	57,000(1)
President, Treasurer &	2009	nil	nil	nil	nil	nil	nil	36,000(1)	36,000(1)
Secretary	2008	nil	nil	nil	nil	nil	nil	nil	nil

(1)

On September 30, 2008, the Company entered into an agreement with a privately held company owned and controlled by Robert Baker for the provision of certain consulting services commencing October, 2008 for three years at the rate of $3,000 per month plus applicable taxes. The agreement was subsequently amended in October, 2009, pursuant to which the rate was increased to $6,000 per month. Robert Baker is also a shareholder and director of Sweetwater Capital Corp., a private company that provides office support services to the Company at a rate of $7,500 per month.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each executive officer and director certain information concerning the outstanding equity awards as of April 30, 2010:

Name	Options Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert M. Baker President, Treasurer & Secretary	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Director Compensation

Our sole director is also our sole executive officer and information regarding his compensation is discussed above.

Employment Agreements

We have no employment agreements with any of our officers or directors. We have entered into the following consulting agreements with our directors/officers and affiliates:

We entered into a consulting agreement with Woodburn Holdings Ltd. dated October 1, 2008 as amended, a private company beneficially owned by our sole director and officer, pursuant to which we pay a monthly fee of $6,000 in consideration of certain financing, strategic planning and business development services provided to the Company. We entered into a consulting agreement dated effective October 1, 2008 with Timothy B. Brock, a significant shareholder of the Company, pursuant to which Mr. Brock agreed to provide certain management consulting services to the Company in consideration of a fee of $3,000 per month.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

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

Name and Address	Amount and Nature of Beneficial	Percentage of
Beneficial Ownership(1)	Ownership	Ownership(2)
	Shares

Robert Baker(3)	5,300,000 - Indirect	33.2%
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

Timothy Brock(4)	5,000,000 - Indirect	31.2%
5866 Eagle Island
West Vancouver, British Columbia
Canada

(1)	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended.

(2)	Based on 16,050,000 common shares issued and outstanding as of August 12, 2010.

(3)

Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls. Ownership totals include 5,000,000 shares directly owned by Mr. Baker and 300,000 shares registered in the name of Sweetwater Capital Corporation. Mr. Baker has voting and investment power over the Snowdon shares held by Sweetwater Capital.

(4)	Mr. Brock holds title to his common stock in the name of West Peak Ventures of Canada Limited, a British Columbia corporation, which he owns and controls.

Future Sales by Existing Stockholders

In March 2006, 5,000,000 shares of common stock were issued to Woodburn Holdings Ltd, a corporation owned and controlled by our secretary, Robert M. Baker and 5,000,000 shares of common stock were issued to West Peak Ventures of Canada Limited, a corporation owned and controlled by Timothy Brock, all of which, subject to volume restrictions, are free trading securities. Woodburn Holdings Ltd. and West Peak Ventures of Canada Limited could each sell up to 160,500 shares quarterly. If they do sell their stock into the market, such sales could cause the market price of the stock to drop.

Because an officer/director and a major shareholder control us, other shareholders’ ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares because of the ineffective voting power of the non-controlling shareholders.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or By-laws, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In March 2006, we issued a total of 5,000,000 shares of restricted common stock to Woodburn Holdings, Ltd. (“Woodburn”), a corporation owned and controlled by Robert M. Baker, our secretary, in consideration of $50 and 5,000,000 shares of restricted common stock to West Peak Ventures of Canada Limited (“West Peak”), a corporation owned and controlled by Timothy Brock, in consideration of $50.

Woodburn and West Peak Ventures advanced a total of $66,258 for claim staking, legal and accounting expenses. The advances were repaid in full by October, 2008.

During the year ended April 30, 2010, the Company paid consulting fees and rent to a major shareholder and to two companies controlled by two major shareholders, one of whom is also a director and officer, in the amount of $127,880 (2009 - $67,375). The loan due to a company controlled by a director of $7,698 (2009 - $Nil) is unsecured with an annual interest rate of 8% with no specific terms of repayment. Amounts due to a major shareholder and to two companies controlled by two major shareholder, one of whom is also a director and officer, and included in accounts payable aggregate $23,000 (2009 - $Nil).

Director Independence

Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company or accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

We determined that our sole director is not independent as that term is defined by NASDAQ Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$39,636	Morgan & Company, Chartered Accountants
2009	$23,650	Morgan & Company, Chartered Accountants

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$	Nil	Morgan & Company, Chartered Accountants
2009	$	Nil	Morgan & Company, Chartered Accountants

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$	Nil	Morgan & Company, Chartered Accountants
2009	$	Nil	Morgan & Company, Chartered Accountants

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$	Nil	Morgan & Company, Chartered Accountants
2009	$	Nil	Morgan & Company, Chartered Accountants

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

ITEM 15.	EXHIBITS

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	06/06/06	3.1

3.2	Bylaws.	SB-2	06/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	06/06/06	4.1

10.1	Corporate Support Agreement dated July 1, 2009 between Sweetwater Capital Corp. and Snowdon Resources Corporation	10-Q	3/23/09	10.1

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock	10-Q	3/23/09	10.2

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.	10-Q	3/23/09	10.3

10.4	2008 Nonqualified Stock Option Plan	S-8	12/02/08	10.1

10.5	Agreement and Mutual Release dated July 20, 2009 between Snowdon Resources Corporation, Eagle Hill Exploration Corporation, and Eagle Hill Arizona Uranium LLC	8-K	7/24/09	10.1

10.6	Contract for Public Relations dated November 24, 2009 between Vorticom and Snowdon Resources Corporation	10-Q	3/22/10	10.7

10.7	Mineral Exploration And Option Agreement dated January 1, 2009 between Eagle Hill Uranium LLC, Limestone Resources LLC, Quaterra Alaska, Inc., and Snowdon Resources Corporation	10-Q	3/22/10	10.8

10.8	Corporate Support Agreement dated April 1, 2010 with Sweetwater Capital Corp.				X

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	06/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August, 2010.

SNOWDON RESOURCES CORPORATION

BY:	/s/ Robert M. Baker
Robert M. Baker, President, Principal Executive Officer, Treasurer,
Principal Financial Officer, Principal Accounting Officer, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ Robert M. Baker		August 13, 2010

President, Principal Executive Officer, Treasurer
Principal Financial Officer, Principal Accounting
Officer, Secretary and a member of the Board of Directors