Form 10-Q
period 2010-09-20
Snowdon Resources CORP
filed 2010-09-20
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES [    ] NO [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,050,000 as of August 17, 2010.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)

	JULY 31 2010	APRIL 30 2010

ASSETS

Current
Cash	$7,402	$479
Amounts receivable	13,116	10,041
Prepaid expenses	-	12,600
	$20,518	$23,120

LIABILITIES

Current
Accounts payable and accrued liabilities	$99,943	$88,519
Promissory notes (Note 4)	20,000	20,000
Due to related parties (Note 5)	14,871	7,698
	134,813	116,217
STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)

Issued and outstanding:	161	158
16,050,000 common shares at July 31, 2010
15,750,000 at April 30, 2010

Additional Paid-in Capital	579,106	564,005
Share Subscriptions Received	59,500	-
Deficit Accumulated During The Exploration Stage	(753,062)	(657,260)
	(114,295)	(93,097)

	$20,518	$23,120

Going Concern (Note 1)
Commitments And Contractual Obligations (Note 7)

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED JULY 31 2010	THREE MONTHS ENDED JULY 31 2009	CUMULATIVE PERIOD FROM INCEPTION MARCH 1 2006 TO JULY 31 2010

Revenue	$-	$-	$-

Expenses
Consulting fees	72,358	25,142	297,680
Foreign exchange loss	-	-	1,653
Impairment of mineral claim interest	-	-	10,000
Mineral property exploration costs (Note 3)	2,655	-	95,084
Mineral property investigation costs	-	-	20,260
Office and sundry	20,478	6,412	125,483
Professional fees	311	-	138,207
Research costs	-	-	64,695
	95,802	31,554	753,062

Net Loss For The Period	$(95,802)	$(31,554)	$(753,062)

Basic And Diluted Loss Per Common Share	$0.01	$0.00

Weighted Average Number Of Common Shares Outstanding	16,040,217	15,500,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
	THREE MONTHS ENDED JULY 31 2010	THREE MONTHS ENDED JULY 31 2009	CUMULATIVE PERIOD FROM INCEPTION MARCH 1 2006 TO JULY 31 2010
Cash Flows (Used In) Provided By: Operating Activities
Net loss for the period	$(95,802)	$(31,554)	$(753,062)
Adjustment to reconcile net loss to net cash used by operating activities:
Non-cash services	15,104	-	30,834
Net changes in non-cash operating working capital items:
Amounts receivable	(3,075)	(7,314)	(13,116)
Prepaid expenses	12,600	(2,784)	-
Accounts payable and accrued liabilities	11,423	14,498	98,275
Foreign exchange translation adjustment	-	-	35,962
	(59,750)	(27,154)	(601,107)
Financing Activities
Issue of share capital	59,500	-	550,100
Share subscriptions received	-	-	59,500
Proceeds from issuance of promissory note payable	-	-	20,000
Advances from (repayments to) related party	7,173	-	14,871
	66,673	-	644,471
Effect Of Rate Changes On Cash	-	-	(35,962)
Increase (Decrease) In Cash	6,923	(27,154)	7,402
Cash, Beginning Of Period	479	247,853	-
Cash, End Of Period	$7,402	$220,699	$7,402

Non-Cash Financing Activity
Shares issued for services	$15,104	$-	$29,167

Supplemental Disclosure of Cash Flow Information
Cash Activities:
Interest paid (received)	$-	$-	$(2,000)
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)
(Stated in U.S. Dollars)

PERIOD FROM INCEPTION (MARCH 1, 2006) TO JULY 31, 2010

DEFICIT
NUMBER				ACCUMULATED
OF		ADDITIONAL	SHARE	DURING THE
COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-	$-
March 22, 2006 – Shares issued for cash at $0.00001	10,000,000	100	-	-	-	100
Net loss for the period	-	-	-	-	(30,300)	(30,300)
Balance, April 30, 2006	10,000,000	100	-	-	(30,300)	(30,200)
Net loss for the year	-	-	-	-	(12,820)	(12,820)
Balance, April 30, 2007	10,000,000	100	-	-	(43,120)	(43,020)
April 4, 2008 – Shares issued for cash at $0.10	5,500,000	155	549,945	-	-	550,000
Net loss for the year	-	-	-	-	(43,125)	(43,125)
Balance, April 30, 2008	15,500,000	155	549,945	-	(86,245)	463,855
Net loss for the year	-	-	-	-	(193,686)	(193,686)
Balance, April 30, 2009	15,500,000	155	549,945	-	(279,931)	270,169
December 1, 2009 – Shares issued for non-cash consulting services	250,000	3	14,060	-	-	14,063
Net loss for the year	-	-	-	-	(377,329)	(377,329)
Balance, April 30, 2010	15,750,000	158	564,005	-	(657,260)	(93,097)
May 3, 2010 – Shares issued for non-cash consulting services	300,000	3	15,101	-	-	15,104
Share subscriptions received	-	-	-	59,500	-	59,500
Net loss for the period	-	-	-	-	(95,802)	(95,802)

Balance, July 31, 2010	16,050,000	$161	$579,106	$59,500	$(753,062)	$(114,295)

The accompany notes are an integral part of these financial statements.

 SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

1.      1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $753,062 for the period from March 1, 2006 (inception) to July 31, 2010 and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  The Company plans to continue as a going concern by raising additional capital, primarily through the issuance of common shares and / or debt securities.  There can be no assurance that the Company will be successful in developing its properties or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended April 30, 2010.  The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the April 30, 2010 financial statements has been omitted.  The results of operations for the three month period ended July 31, 2010 are not necessarily indicative of results for the entire year ending April 30, 2011.

In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

                                                                     F-5

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2010
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a) Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”), “Accounting and Reporting for Development Stage Enterprises,” (codified in ASC Topic 915, Development Stage Entities) as it devotes substantially all of its efforts to acquiring and exploring mineral properties.  Until such properties are acquired and developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the exploration stage.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2010
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

July 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Asset Retirement Obligations

An asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset is recognized as a liability in the period in which it is incurred, and becomes determinable with an offsetting increase in the carrying amount of the associated asset.

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

g) Fair Value of Financial Instruments

ASC Topic 820-10 (formerly SFAS No. 157, Fair Value Measurements) establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;

•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

July 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g) Fair Value of Financial Instruments (Continued)

The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. The Company’s head office operations are in Canada and approximately 45% of its assets at July 31, 2010 are denominated in Canadian dollars, giving rise to exposure to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

July 31, 2010
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

m)   Stock-Based Compensation

The Company follows the fair value recognition provisions of ASC Topic 718, Compensation-Stock Compensation (formerly SFAS 123R, Share-Based Payment).  The Company adopted these provisions using the modified-prospective-transition method.  Under this method, compensation cost recognized comprises compensation cost for all share-based payments granted, based on the grant-date fair value estimated in accordance with these provisions.  In accordance with ASC 718, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Stock options granted to non-employees were accounted for in accordance with ASC 718 and ASC 505-50 (prior authoritative literature: EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services") and were measured at the fair value of the options as determined by an option pricing model on the measurement date and compensation expense is amortized over the vesting period or, if none exists, over the service period. Compensation expense for unvested options to non-employees is revalued at each balance sheet date and is being amortized over the vesting period of the options.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

3.           MINERAL CLAIM INTERESTS

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

b)   Coconino and Mohave Counties, Arizona, USA

The Company entered into an agreement and mutual release dated June 20, 2009, to acquire rights, title and interest to five State mineral leases and two federal unpatented mineral claims located in the Coconino and Mohave Counties, Arizona, USA, by way of receiving assignment of the vendor’s State mineral exploration permits. Consideration for the acquisition was $20,260 by way of forgiveness of debt owned to it by the vendor and conveyance of a 1% net smelter return royalty to the vendor to a maximum of $400,000. The forgiven debt comprised expenditures by the Company of $20,260 relating to exploration of these leases and claims on behalf of the vendor.  These expenditures have been expensed for the year ended April 30, 2010 as mineral property investigation costs by the Company. The Company will be required to expend approximately $70,000 over the next 9 months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties.

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

3.           MINERAL CLAIM INTERESTS (Continued)

b)   Coconino and Mohave Counties, Arizona, USA (Continued)

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

4.	PROMISSORY NOTE PAYABLE

On February 12, 2010, the Company issued an unsecured promissory note in the amount of $20,000, due on demand and bearing interest of 10% per annum.  Interest of $926 was accrued during the three months ended July 31, 2010 (2009 - $Nil).

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three months ended July 31, 2010, the Company carried out a number of transactions with related parties in the normal course of business which are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

The following are related party transactions for the three months ended July 31, 2010 and 2009 that are not disclosed elsewhere in these financial statements:

•
The Company paid consulting fees of $27,000 and rent of $21,694 to a major shareholder and to two companies controlled by two major shareholders, one of whom is also a director and officer, in the aggregate amount of $48,694 (2009 - $6,325);

•	The loan due to companies controlled by directors of $14,871 (2009 - $7,698) are unsecured with an annual interest rate of 8% with no specific terms of repayment;
•
Accounts payable and accrued liabilities includes amounts due to a major shareholder and to two companies controlled by two major shareholder, one of whom is also a director and officer, of $39,542 (2009 - $Nil) that were unsecured and non-interest bearing.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK

a) Common Stock

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.

On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. The shares were issued on April 4, 2008.

On December 1, 2009 the company issued 250,000 common shares with an estimated fair value of $33,750 in connection with a media services agreement.  Of that total, $10,104 was expensed during the three month period (2009 - $Nil), and the balance will be recorded over the remaining term of the agreement.

On May 3, 2010 the Company issued 300,000 shares with an estimated fair value of $60,000, in connection with an agreement for office space and support services for a three year period.  Of that total, $5,000 was expensed during the three month period (2009 - $Nil).

On July 19, 2010, the Board of Directors approved the proposed issuance of up to 3,000,000 units, at a price of $0.10 per unit.  Each unit consists of one common share and one-half common share purchase warrant, with each whole warrant exercisable into an additional common share at a price of $0.20 per share for the first 2 years from the closing date.  A finder’s fee of 8% in cash may be payable to certain persons.  To July 31, 2010, the Company has received share subscriptions aggregating $59,500.

b) Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees, attorneys, accountants, consultants and advisors.  The maximum number of shares of the Company available for grants of Stock Options under the plan was 10,000,000 Common Shares. No stock options have been granted under the plan to date.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

July 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

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

Results of Operations

From Inception on March 1, 2006 to July 31, 2010

We have no revenue and have incurred a net loss from inception to July 31, 2010 of $753,062

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

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. We have incurred a deficit of $753,062 from inception to July 31, 2010 and have no revenue. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development of our mineral properties.

As of July 31, 2010, our current liabilities were in excess of our cash by approximately $114,295 Our total assets were $7,402of which approximately 36% was cash and 64% was amounts receivable. Our total liabilities were $134,813 of which 74% was accounts payable, 15% for promissory notes and the remaining 10% is due to related parties.

Additional funding needs to be raised either through debt or equity, to cover ongoing cash requirements for the next 12 months.

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

ITEM 1.                      RISK FACTORS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of September, 2010.

SNOWDON RESOURCES CORPORATION

BY:	_ “R.M. Baker”_______________________________________
Robert M. Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	SB-2	6/06/06	3.1

3.2	Bylaws.	SB-2	6/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/06/06	4.1

10.1	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation	10-Q	3/23/09	10.1

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock	10-Q	3/23/09	10.2

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.	10-Q	3/23/09	10.3

10.4	Preliminary Report on CR Claim Group	10-K	8/11/09	10.4

10.5	Agreement to Acquire Five State Leases and Two Mining Claims	8-K	7/24/09	10.5

10.6	Agreement for Public Relations Services	10- Q	09/24/09

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	6/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3