Form 10-Q
period 2010-12-15
Snowdon Resources CORP
filed 2010-12-21
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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
YES [ x ] NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,780,000 as of December 15, 2010.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)

	OCTOBER 31 2010	APRIL 30 2010
ASSETS

Current
Cash	$2,248	$479
Amounts receivable	22,028	10,041
Prepaid expenses	-	12,600

	$24,276	$23,120

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 5)	$209,662	$88,519
Promissory note (Note 4)	20,000	20,000
Due to related parties (Note 5)	17,337	7,698
	246,999	116,217

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued and outstanding:
16,780,000 common shares at October 31, 2010 (15,750,000 shares at April 30, 2010)	168	158

Additional Paid-in Capital	665,537	564,005

Deficit Accumulated During The Exploration Stage	(888,428)	(657,260)
	(222,723)	(93,097)

	$24,276	$23,120

Going Concern (Note 1)
Commitments And Contractual Obligations (Note 7)

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS		SIX MONTHS		INCEPTION
	ENDED		ENDED		(MARCH 1, 2006)
	OCTOBER 31		OCTOBER 31		TO OCTOBER 31
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees (Note 5)	59,765	32,029	132,123	57,171	357,445
Foreign exchange loss	-	-	-	-	1,653
Impairment of mineral claim interest	-	-	-	-	10,000
Mineral property exploration costs (Note 3)	6,395	-	6,395	-	101,479
Mineral property investigation costs	-	-	-	-	20,260
Office and sundry (Note 5)	31,536	2,012	52,014	2,012	157,019
Professional fees	37,584	17,604	37,895	24,016	175,791
Research costs	86	28,171	2,741	28,171	64,781
	135,366	79,816	231,168	111,370	888,428

Net Loss for the Period	$(135,366)	$(79,816)	$(231,168)	$(111,370)	$(888,428)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	16,131,413	15,500,000	16,085,815	15,500,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS		SIX MONTHS		INCEPTION
	ENDED		ENDED		(MARCH 1, 2006)
	OCTOBER 31		OCTOBER 31		TO OCTOBER 31
	2010	2009	2010	2009	2010

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees (Note 5)	59,765	32,029	132,123	57,171	357,445
Foreign exchange loss	-	-	-	-	1,653
Impairment of mineral claim interest	-	-	-	-	10,000
Mineral property exploration costs (Note 3)	6,395	-	6,395	-	101,479
Mineral property investigation costs	-	-	-	-	20,260
Office and sundry (Note 5)	31,536	2,012	52,014	2,012	157,019
Professional fees	37,584	17,604	37,895	24,016	175,791
Research costs	86	28,171	2,741	28,171	64,781
	135,366	79,816	231,168	111,370	888,428

Net Loss for the Period	$(135,366)	$(79,816)	$(231,168)	$(111,370)	$(888,428)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	16,131,413	15,500,000	16,085,815	15,500,000

The accompany notes are an integral part of these financial statements.

 SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

1.           NATURE OF OPERATIONS, BASIS OF PRESENTATION AND GOING CONCERN

Organization

Snowdon Resources Corporation (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 1, 2006.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining claims.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $888,428 for the period from March 1, 2006 (inception) to October 31, 2010 and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  The Company plans to continue as a going concern by raising additional capital, primarily through the issuance of common shares and or debt securities.  There can be no assurance that the Company will be successful in developing its properties or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended April 30, 2010.  The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the April 30, 2010 financial statements has been omitted.  The results of operations for the six month period ended October 31, 2010 are not necessarily indicative of results for the entire year ending April 30, 2011.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the “FASB” Accounting Standards Codification” (“Codification”), which officially launched October 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  SFAS 168 is effective for the Company as of the year ended April 30, 2010.  As the Codification was not intended to change or alter existing GAAP, it does not have an impact on the Company’s financial statements.  The only impact is that references to authoritative accounting literature are in accordance with the Codification.  The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

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

SIX MONTHS ENDED OCTOBER 31, 2010
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

SIX MONTHS ENDED OCTOBER 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Asset Retirement Obligations

Asset retirement obligations, including environmental expenditures, that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when retirement obligations, including environmental assessments and/or remedial efforts, are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to a plan of action based on the then known facts.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2010
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

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments indexed to and Practically Settled in, a Company’s Own Stock”, (codified in ASC 815, Derivatives and Hedging).  The Black-Scholes option pricing valuation method is used to determine fair value of these warrants.  Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

SIX MONTHS ENDED OCTOBER 31, 2010
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

k)   Stock-Based Compensation

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

SIX MONTHS ENDED OCTOBER 31, 2010
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

b)   Coconino and Mohave Counties, Arizona, USA

The Company entered into an agreement and mutual release dated June 20, 2009, to acquire rights, title and interest to five state mineral leases and two federal unpatented mineral claims located in the Coconino and Mohave Counties, Arizona, USA, by way of receiving assignment of the vendor’s state mineral exploration permits. Consideration for the acquisition was $20,260 by way of forgiveness of debt owed to it by the vendor and conveyance of a 1% net smelter return royalty to the vendor to a maximum of $400,000. The forgiven debt comprised expenditures by the Company of $20,260 relating to exploration of these leases and claims on behalf of the vendor.  These expenditures have been expensed for the year ended April 30, 2010 as mineral property investigation costs by the Company. The Company will be required to expend approximately $64,000 over the next 6 months in state-mandated exploration minimums, rental and annual renewal fees in order to maintain rights to those properties.

Subsequently, one of the mineral leases was allowed to expire without renewal.

By a mineral exploration and option agreement, effective February 11, 2010, Snowdon granted another party the exclusive right to conduct exploration and the option to receive an assignment of any or all of the remaining exploration permits.  This party is required to incur property expenditures, or make payments in lieu thereof, the amounts required by the exploration permits.  The term of this agreement is for a period of one year.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2010
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

On February 12, 2010, the Company issued an unsecured promissory note in the amount of $20,000, due on demand and bearing interest of 10% per annum.  Interest of $1,008 was accrued during the six months ended October 31, 2010 (2009 - $Nil).

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the six months ended October 31, 2010, the Company carried out a number of transactions with related parties in the normal course of business which are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

The following are related party transactions for the six months ended October 31, 2010 and 2009 that are not disclosed elsewhere in these financial statements:

•
Accounts payable and accrued liabilities includes amounts due to a major shareholder and to two companies controlled by two major shareholder, one of whom is also a director and officer, of $33,473 (2009 - $Nil) that were unsecured and non-interest bearing.

•
Amounts due to related parties loans due to company controlled by directors in the amount of $17,337 (2009 - $9,000) are unsecured with an annual interest rate of 8% with no specific terms of repayment;

•
The Company paid consulting fees of $54,000  (2009 – $39,000) and rent of $43,308 (2009 - $15,000) to a major shareholder and to two companies controlled by two major shareholders, one of whom is also a director and officer;

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2010
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

On December 1, 2009 the company issued 250,000 common shares with an estimated fair value of $33,750 in connection with a media services agreement.  Of that total, $16,875 was expensed during the six month period (2009 - $Nil), and the balance will be recorded over the remaining term of the agreement.

On May 3, 2010 the Company issued 300,000 common shares with an estimated fair value of $60,000, in connection with an agreement for office space and support services for a three year period.  Of that total, $10,000 was expensed during the six month period (2009 - $Nil).

On October 20, 2010, the Company issued 670,000 units at a price of $0.10 per share, for total proceeds of $67,000. Each unit consists of one common share and one-half common share purchase warrant, with each whole warrant exercisable into an additional common share at a price of $0.20 per share its first 2 years from the closing date.

On October 30, 2010 the Company issued 60,000 shares with an estimated fair value of $6,000, as shares for debt in relation to past consulting services performed.

b) Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees, attorneys, accountants, consultants and advisors.  The maximum number of shares of the Company available for grants of Stock Options under the plan was 10,000,000 Common Shares. No stock options have been granted under the plan to date.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

c)   Share Purchase Warrants

The Company’s share purchase warrant activity is as follows:

WEIGHTED
		WEIGHED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, April 30, 2009 and 2010	-	$-	-

Granted during the period	335,000.20		2 years

Balance, October 31, 2010	335,000	$.20	2 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at October 31, 2010:

	WARRANTS	WEIGHTED
	OUTSTANDING	AVERAGE
	AND	REMAINING
EXERCISE	EXERCISABLE	CONTRACTUAL
PRICE		LIFE

$.20	335,000	2 years

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED OCTOBER 31, 2010
 (Unaudited)
(Stated in U.S. Dollars)

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

On April 1, 2010, the Company executed an agreement for office space and administrative support services with a privately held company controlled by a significant shareholder for a term of three years at a rate of CDN$7,500 per month plus applicable taxes, and 300,000 shares of common stock of the Company (issued May 3, 2010).

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

On August 4th, 2010 we signed a letter of intent to acquire from Agosto Corporation Limited an arms length party, six patent applications and related intellectual property for the processing and upgrading of heavy crude oil.

Under the terms agreed to in the letter of intent Snowdon may purchase the Intellectual Property from Agosto in consideration of the issuance of up to 3,000,000 (three million) shares of common stock of Snowdon at closing together with up to 7,062,250 additional shares of common stock upon the achievement of certain milestones by the Company.

The letter of intent is subject to a number of conditions including, among other things, the satisfactory completion of the parties due diligence, completing a financing in the minimum amount of CDN$1,000,000 and the entry into a definitive agreement between the parties with the customary representations and warranties by the parties. There is no assurance that the transaction will be completed as planned or at all.

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

Results of Operations

From Inception on March 1, 2006 to October 31, 2010

We have no revenue and have incurred a net loss from inception to October 31, 2010 of $888,428.

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

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. We have incurred a deficit of $888,428 from inception to October 31, 2010 and have no revenue. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development of our mineral properties.

As of October 31, 2010, our current liabilities were in excess of our cash by approximately $222,723. Our total assets were $24,276 of which approximately 9% was cash and 91% was amounts receivable. Our total liabilities were $246,999 of which 85% was accounts payable, 8% for promissory notes and the remaining 7% is due to related parties.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of December, 2010

SNOWDON RESOURCES CORPORATION

BY:	_ “Robert M. Baker”____________________________________
Robert M. Baker, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation.	SB-2	6/06/06	3.1

3.2	Bylaws.	SB-2	6/06/06	3.2

4.1	Specimen Stock Certificate.	SB-2	6/06/06	4.1

10.1	Corporate Support Agreement between Sweetwater Capital Corp. and Snowdon Resources Corporation	10-Q	3/23/09	10.1

10.2	Consulting Agreement between Snowdon Resources Corporation and Timothy B. Brock	10-Q	3/23/09	10.2

10.3	Consulting Agreement between Snowdon Resources Corporation and Woodburn Holdings Ltd.	10-Q	3/23/09	10.3

10.4	Preliminary Report on CR Claim Group	10-K	8/11/09	10.4

10.5	Agreement to Acquire Five State Leases and Two Mining Claims	8-K	7/24/09	10.5

10.6	Agreement for Public Relations Services	10-Q	09/24/09	10.6

14.1	Code of Ethics.	10-KSB	9/14/07	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Subscription Agreement.	SB-2	6/06/06	99.1

99.2	Audit Committee Charter.	10-KSB	9/14/07	99.2

99.3	Disclosure Committee Charter.	10-KSB	9/14/07	99.3