Form 10-Q
period 2010-10-31
Snowdon Resources CORP
filed 2011-03-18
CIK 1365554

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,880,000 as of March 15, 2011.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

NINE  MONTHS ENDED JANUARY 31, 2011
(Unaudited)
 (Stated in U.S. Dollars)

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
 (Stated in U.S. Dollars)

	JANUARY 31 2011	APRIL 30 2010

ASSETS

Current
Cash	$5,773	$479
Amounts receivable	14,550	10,041
Prepaid expenses	-	12,600

	$20,323	$23,120

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 5)	$194,838	$88,519
Promissory note payable (Note 4)	20,000	20,000
Due to related parties (Note 5)	13,823	7,698
	228,661	116,217
STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 6)
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
100,000,000 preferred shares with a par value of $0.00001 per share
(none issued)
Issued and outstanding:
16,780,000 common shares at January 31, 2011 (15,750,000 shares at April 30, 2010)	168	158

Additional Paid-in Capital	673,349	564,005
Share Subscriptions Received	110,000	-
Deficit Accumulated During The Exploration Stage	(991,855	(657,260)
	(208,338	(93,097)

	$20,323	$23,120

Going Concern (Note 1)
Commitments And Contractual Obligations (Note 7)

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS		NINE MONTHS		INCEPTION
	ENDED		ENDED		(MARCH 1, 2006)
	JANUARY 31		JANUARY 31		TO JANUARY 31
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Expenses
Consulting fees (Note 5)	73,152	55,195	205,276	112,366	430,598
Foreign exchange loss	-	-	-	-	1,653
Impairment of mineral claim interest	-	-	-	-	10,000
Mineral property exploration costs (Note 3)	-	22,301	6,395	24,313	98,824
Mineral property investigation costs	-	-	-	-	20,260
Office, rent and sundry (Note 5)	30,275	17,894	82,289	41,910	187,294
Professional fees	-	4,643	37,895	32,814	175,790
Research costs	-	-	2,740	-	67,436
	103,427	100,033	334,595	211,403	991,855

Net Loss for the Period	$(103,427)	$(100,033)	$(334,595)	$(211,403)	$(991,855)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	16,780,000	15,500,000	16,317,210	15,500,000

The accompanying notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			PERIOD FROM
			INCEPTION
	NINE MONTHS		(MARCH 1, 2006)
	EBDED JANUARY 31		TO JANUARY 31
	2011	2010	2011

Cash Flows (Used In) Provided By:
Operating Activities
Net loss	(334,595	$(211,403	$(991,855
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash services	36,352	5,625	52,082
Interest accrued	2,137		2,137
Net changes in non-cash operating working capital items:
Amounts receivable	(4,509	10,903	(14,550
Prepaid expenses	12,600	(46,056	-
Accounts payable and accrued liabilities	110,806	5,581	197,658
	(177,209	(235,350)	(754,528
Financing Activities
Issuance of share capital	67,003		617,103
Proceeds from issuance of promissory note payable	-		20,000
Advances from related parties - net	5,500		13,198
Receipt of share subscriptions	110,000		110,000

	182,503		760,301

Increase (Decrease) In Cash	5,294	(235,350)	5,773

Cash, Beginning Of Period	479	247,853	-

Cash, End Of Period	5,773	$12,503	$5,773

Non-Cash Disclosure of Cash Flow Information
Shares issued for services	$36,352	$-	$50,415
Shares issued for debt	$6,000	$-	$6,000

Supplemental Disclosures of Cash Flow Information
Cash Activities:
Interest paid (received)	$310	$-	$(1,690)
Income taxes paid	$-	$-	$-

The accompany notes are an integral part of these financial statements.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
 (Stated in U.S. Dollars)

 PERIOD FROM INCEPTION MARCH 1, 2006 TO APRIL 30, 2010

DEFICIT
NUMBER				ACCUMULATED
OF		ADDITIONAL	SHARE	DURING THE
COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Beginning balance, March 1, 2006	-	$-	$-	$-	$-	$-

March 22, 2006 – Shares issued for cash at $0.00001	10,000,000	100	-	-	-	100
Net loss for the period	-	-	-	-	(30,300)	(30,300)

Balance, April 30, 2006	10,000,000	100	-	-	(30,300)	(30,200)

Net loss for the year	-	-	-	-	(12,820)	(12,820)

Balance, April 30, 2007	10,000,000	100	-	-	(43,120)	(43,020)

April 4, 2008 – Shares issued for cash at $0.10	5,500,000	55	549,945	-	-	550,000
Net loss for the year	-	-	-	-	(43,125)	(43,125)

Balance, April 30, 2008	15,500,000	155	549,945	-	(86,245)	463,855

Net loss for the year	-	-	-	-	(193,686)	(193,686)

Balance, April 30, 2009	15,500,000	155	549,945	-	(279,931)	270,169

December 1, 2009 - Shares issued for non-cash consulting services	250,000	3	14,060	-	-	14,063
Net loss for the year	-	-	-	-	(377,329)	(377,329)

Balance, April 30, 2010	15,750,000	158	564,005	-	(657,260)	(93,097)

Capital stock issued for services:
May 3, 2010 – shares issued for non-cash consulting services	300,000	3	15,101	-	-	15,104
Share subscriptions issued	-	-	-	59,500		59,500
October 20, 2010 – shares issued for cash at $0.10	670,000	6	66,993	(59,500)	-	7,499
October 29, 2010 – shares issued for debt at $0.10	60,000	1	5,999	-	-	6,000
October 30, 2010 – non-cash consulting services expensed on shares issued	-	-	13,438	-	-	13,438
January 31, 2011 – non-cash consulting services expensed on shares issued	-	-	7,813	-	-	7,813
Share subscriptions received	-	-	-	110,000	-	110,000
Net loss for the period	-	-	-	-	(334,595)	(334,595)

Balance, January 31, 2011	16,780,000	$168	$673,349	$110,000	$(991,855)	$(208,338)

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2011
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

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $991,855 for the period from March 1, 2006 (inception) to January 31, 2011 and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  The Company plans to continue as a going concern by raising additional capital, primarily through the issuance of common shares and or debt securities.  There can be no assurance that the Company will be successful in developing its properties or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended April 30, 2010.  The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the April 30, 2010 financial statements has been omitted.  The results of operations for the nine month period ended January 31, 2011 are not necessarily indicative of results for the entire year ending April 30, 2011.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2011
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

NINE MONTHS ENDED JANUARY 31, 2011
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

NINE MONTHS ENDED JANUARY 31, 2011
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

NINE MONTHS ENDED JANUARY 31, 2011
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

NINE MONTHS ENDED JANUARY 31, 2011
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

l) Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, Derivatives and Hedging.  The Black-Scholes option pricing valuation method is used to determine fair value of these warrants.  Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2011
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

NINE MONTHS ENDED JANUARY 31, 2011
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

On February 12, 2010, the Company issued an unsecured promissory note in the amount of $20,000, due on demand and bearing interest of 10% per annum.  Interest of $1,512 was accrued during the nine months ended January 31, 2011.

5.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the nine months ended January 31, 2011, the Company carried out a number of transactions with related parties in the normal course of business which are recorded at their exchange amount, which is the amount of consideration paid or received as established and agreed to between the related parties.

The following are related party transactions for the nine months ended January 31, 2011 and 2010 that are not disclosed elsewhere in these financial statements:

•
Accounts payable and accrued liabilities includes the amounts of $85,795 (2010 - $Nil) due to a major shareholder and to two companies controlled by two major shareholders, one of whom is also a director and officer, that were unsecured and non-interest bearing;

•
Amounts due to related parties were due to a company controlled by directors in the amount of $13,823 (2010 - $Nil). The amounts due are unsecured with an annual interest rate of 8% and no specific terms of repayment; and

•
The Company paid consulting fees of $81,000  (2010 – $60,000) and rent of $65,511 (2010 - $22,500) to a major shareholder and to two companies controlled by two major shareholders, one of whom is also a director and officer.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2011
 (Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK

a)Common Stock

On March 22, 2006, the Company issued 10,000,000 common shares at $0.00001 per share to two founding shareholders.

On March 10, 2008 the Company completed an initial public offering, selling 5,500,000 common shares at a price of $0.10 per share, for total proceeds of $550,000. The shares were issued on April 4, 2008.

On December 1, 2009 the company issued 250,000 common shares with an estimated fair value of $33,750 in connection with a media services agreement.  Of that total, $19,688 was expensed during the nine month period (2010 - $5,625), and the balance will be recorded over the remaining term of the agreement.

On May 3, 2010 the Company issued 300,000 common shares to a privately held company controlled by a significant shareholder with an estimated fair value of $60,000, in connection with an agreement for consulting services for a three year period.  Of that total, $15,000 was expensed during the nine month period.

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

b)Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees, attorneys, accountants, consultants and advisors.  The maximum number of shares of the Company available for grants of Stock Options under the plan was 10,000,000 Common Shares. No stock options have been granted under the plan to date.

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2011
 (Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

c)   Share Purchase Warrants

The Company’s share purchase warrant activity is as follows:

WEIGHTED
		WEIGHED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, April 30, 2009 and 2010	-	$-	-

Granted during the period	335,000.20		2 years

Balance, January 31, 2011	335,000	$.20	2 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at January 31, 2011:

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JANUARY 31, 2011
 (Unaudited)
(Stated in U.S. Dollars)

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

On November 24, 2009, the Company entered into an agreement with a company for public relations services, effective December 1, 2009 for a term of one year for a cash fee of $4,500 per month and 250,000 shares of common stock of the Company (issued December 1, 2009).

On April 1, 2010, the Company executed an agreement for office space and consulting services with a privately held company controlled by a significant shareholder for a term of three years at a rate of CDN$7,500 per month plus applicable taxes, and 300,000 shares of common stock of the Company (issued May 3, 2010).

The Company has no other significant commitments or contractual obligations with any parties respecting executive compensation or other matters.

8.           SUBSEQUENT EVENTS

On February 4, 2011, the Company issued 1,250,000 units at a price of $0.10 per share, for total proceeds of $125,000.  Each unit consists of one common share and one-half common share purchase warrant, with each whole warrant exercisable into an additional common share at a price of $0.20 per share its first 2 years from the closing date.

On February 22, 2011, the Company authorized the issue of 1,100,000 units at a price of $0.10 per share, for total proceeds of $110,000. Each unit consists of one common share and one-half common share purchase warrant, with each whole warrant exercisable into an additional common share at a price of $0.20 per share its first 2 years from the closing date.

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

Results of Operations

From Inception on March 1, 2006 to January 31, 2011

We have no revenue and have incurred a net loss from inception to January 31, 2011 of $953,960.

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

Cash Requirements and Liquidity

As of the date of this report, we have yet to generate any revenues from our business operations. We have incurred a deficit of $953,960 from inception to January 31, 2011 and have no revenue. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development of our mineral properties.

As of January 31, 2011, our current liabilities were in excess of our cash by approximately $222,888. Our total assets were $20,323 of which approximately 28% was cash and 72% was amounts receivable. Our total liabilities were $228,661 of which 85% was accounts payable, 9% for promissory notes and the remaining 6% is due to related parties.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2011

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