Form 10-Q/A
period 2011-01-31
Snowdon Resources CORP
filed 2011-03-22
CIK 1365554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☒ NO ☐

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

SNOWDON RESOURCES CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			PERIOD FROM
			INCEPTION
	NINE MONTHS		(MARCH 1, 2006)
	EBDED JANUARY 31		TO JANUARY 31
	2011	2010	2011

Cash Flows (Used In) Provided By:
Operating Activities
Net loss	(334,595	$(211,403	$(991,855
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash services	36,352	5,625	52,082
Interest accrued	2,137		2,137
Net changes in non-cash operating working capital items:
Amounts receivable	(4,509	10,903	(14,550
Prepaid expenses	12,600	(46,056	-
Accounts payable and accrued liabilities	110,806	5,581	197,658
	(177,209	(235,350)	(754,528
Financing Activities
Issuance of share capital	67,003	-	617,103
Proceeds from issuance of promissory note payable	-	-	20,000
Advances from related parties - net	5,500	-	13,198
Receipt of share subscriptions	110,000	-	110,000
		-
	182,503	-	760,301

Increase (Decrease) In Cash	5,294	(235,350)	5,773

Cash, Beginning Of Period	479	247,853	-

Cash, End Of Period	5,773	$12,503	$5,773

Non-Cash Disclosure of Cash Flow Information
Shares issued for services	$36,352	$-	$50,415
Shares issued for debt	$6,000	$-	$6,000

Supplemental Disclosures of Cash Flow Information
Cash Activities:
Interest paid (received)	$310	$-	$(1,690)
Income taxes paid	$-	$-	$-

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - continued

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